Form 10-Q
period 2004-03-31
VENTAS CAPITAL CORP
filed 2004-05-10
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM [ ] TO [ ]

Commission file number:

ELDERTRUST OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	23-2915846
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

10350 Ormsby Park Place, Suite 300

Louisville, Kentucky

(Address of principal executive offices)

40223

(Zip Code)

(502) 357-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2004

INDEX

		Page
PART I—FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the period from February 5, 2004 through March 31, 2004, the period from January 1, 2004 through February 4, 2004, and for the three-month period ended March 31, 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the period from February 5, 2004 through March 31, 2004, the period from January 1, 2004 through February 4, 2004 and for the three-month period ended March 31, 2003 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION		25
Item 6.	Exhibits and Reports on Form 8-K	25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004 (unaudited)	Predecessor December 31, 2003
ASSETS
Assets:
Real estate properties, at cost	$143,884	$164,038
Less – accumulated depreciation and amortization of capital leases	(799)	(29,959)
Land	16,570	16,570

Net real estate properties	159,655	150,649
Properties held for sale	—	4,971
Cash and cash equivalents	348	25,669
Restricted cash	6,862	5,447
Accounts receivable from affiliates	—	3,538
Other assets	339	2,124

Total assets	$167,204	$192,398

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Mortgages, notes and bonds payable	$82,302	$84,445
Liabilities associated with properties held for sale	—	2,597
Accounts payable and accrued expenses	717	1,487
Deferred revenue	—	12,631
Other liabilities	2,241	1,085

Total liabilities	85,260	102,245

Partners’ equity	81,944	90,153

Total liabilities and partners’ equity	$167,204	$192,398

See accompanying notes to unaudited condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	For the period from February 5, 2004 to March 31, 2004	Predecessor For the period from January 1, 2004 to February 4, 2004	Predecessor for the three months ended March 31, 2003
Revenues:
Rental	$2,837	$1,512	$4,687
Interest and other income	21	60	63

Total revenues	2,858	1,572	4,750
Expenses:
Property operating expenses	207	101	294
Interest expense	1,017	549	2,036
Depreciation	799	487	1,480
General and administrative	295	200	(179)
Loss on sale of fixed assets	—	10	—
Loss on debt extinguishment	—	8	—

Total expenses	2,318	1,355	3,631

Income from continuing operations	540	217	1,119
Income from discontinued operations	—	414	498

Net income	$540	$631	$1,617

Net income allocated to Class A general partners	$1	$1	$2
Net income allocated to Class A limited partners	$537	$628	$1,609
Net income allocated to Class C limited partners	$2	$2	$6
Net income per unit:
Class A general partnership Unit	$0.13	$0.13	$0.25
Class A limited partnership Unit	$0.07	$0.08	$0.20
Class C limited partnership Unit	$0.06	$0.06	$0.19
Units used to compute per unit amount:
Class A general partnership units	8	8	8
Class A limited partnership units	8,041	8,041	7,889
Class C limited partnership units	31	31	31

See accompanying notes to unaudited condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the period from February 5, 2004 to March 31, 2004	Predecessor For the period from January 1, 2004 to February 4, 2004	Predecessor for the three months ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$540	$631	$1,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	799	484	2,476
(Gain) loss on sale of property, plant and equipment	—	(293)	37
Gain on debt extinguishment	—	(112)	—
Normalized rents	(98)	—	—
Net changes in assets and liabilities:
Accounts receivable and prepaid expenses	(373)	210	(303)
Accounts receivable from affiliates	—	—	(802)
Accounts payable and accrued expenses	1,090	(636)	53
Net change in restricted cash	(1,412)	(3)	(63)
Other	—	799	151

Net cash provided by operating activities	546	1,080	3,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate property	—	—	(99)
Proceeds from sale of rental property	—	2,806	—

Net cash provided by (used in) investing activities	—	2,806	(99)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions	(28,107)	(1,293)	—
Principal payments on mortgages and bonds payable	(111)	(242)	(5,354)
Issuance of partnership units	—	—	163

Net cash used in financing activities	(28,218)	(1,535)	(5,191)

Net increase (decrease) in cash and cash equivalents	(27,672)	2,351	(2,124)
Cash and cash equivalents, beginning of period	28,020	25,669	7,378

Cash and cash equivalents, end of period	$348	$28,020	$5,254

See accompanying notes to unaudited condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests solely in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust.”

As of March 31, 2004, the Partnership’s consolidated assets included 18 properties consisting of a diversified portfolio of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. The 15 healthcare properties are leased to third-party healthcare providers, generally under triple net leases.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of the Partnership and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the period from February 5, 2004 to March 31, 2004 and for the period from January 1, 2004 to February 4, 2004 have been included. Operating results for the three month period ended March 31, 2004 are not necessarily an indication of the results that may be expected for the year ended December 31, 2004. These financials statements and related notes should be read together with the consolidated financial statements and notes thereto of the ETOP Predecessor (defined below) for the year ended December 31, 2003 included as an exhibit to this Quarterly Report on Form 10-Q.

The Partnership has one primary reportable segment, which consists of investments in real estate. The Partnership’s primary business is financing, owning and leasing healthcare-related and senior housing facilities. See “Note 4—Concentration of Credit Risk.” Except for the leases relating to the Partnership’s three office buildings, all of the Partnership’s leases are triple-net leases, which require the tenants to pay all property-related expenses. The Partnership does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the Partnership’s investment in real estate.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 provides a new consolidation model which determines consolidation based on potential variability in gains and losses of the entity being evaluated. FIN No. 46 became applicable in the first period ending after March 15, 2004 for all variable interest entities. The adoption of FIN No. 46 did not have any impact on the Partnership’s current presentation of its condensed consolidated financial statements.

NOTE 3—MERGER OF ELDERTRUST

On February 5, 2004, ElderTrust completed a merger transaction with Ventas whereby Ventas acquired all of the outstanding common shares of ElderTrust and Class A units of the Partnership for $12.50 per share/unit, in an all cash transaction valued at $184 million. All references to the Partnership prior to February 5, 2004 contained in these Condensed Consolidated Financial Statements refer to the activities of the Partnership prior to February 5, 2004 (the “ETOP Predecessor”).

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ventas accounted for the merger transaction under the purchase method. As a result, the Partnership’s assets and liabilities were adjusted to reflect the fair value as of the date of the merger. The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are subject to refinement as additional valuation information is received. Ventas is in the process of computing fair values, thus, the allocation of purchase price is subject to refinement.

The following table summarizes the purchase accounting adjustments to assets and liabilities recorded on February 5, 2004 (in millions):

Assets:
Real estate properties	$9.9
Other assets	(4.8)

$5.1

Liabilities and Partners Equity:
Mortgages, notes and bonds payable	$(1.8)
Deferred revenue	(12.5)
Partners Equity	19.4

$5.1

The Partnership recognizes revenue as earned over the terms of the related leases which are treated as operating leases. Such income includes periodic increases, if any, based on pre-determined formulas as defined in the lease agreements. Certain leases contain provisions relating to increases in rental payments over the terms of the leases. Rental income under theses leases is recognized over the term of each lease on a straight-line basis. For accounting purposes, the straight-line amount was computed from the date of acquisition, February 5, 2004.

In addition, as a result of the merger, the Partnership recorded its real estate properties at fair market value as of February 5, 2004 and is depreciating them on a straight-line basis over their estimated useful life, which range from 25 to 35 years.

NOTE 4—CONCENTRATION OF CREDIT RISK

As of March 31, 2004, approximately 51.7% and 34.2% of the Partnership’s properties, based on the purchase price of such properties, were operated by Genesis Health Ventures, Inc. (“Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.2% and 30.2% of the Partnership’s total rental revenue for the period from February 5, 2004 to March 31, 2004 was derived from leases with Genesis and Benchmark, respectively.

There can be no assurance that Genesis and Benchmark will have sufficient assets, income and access to financing to enable it to satisfy obligations under their respective leases. The inability or unwillingness of Genesis or Benchmark to satisfy their obligations under their leases could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Partnership, or the Partnership’s ability to service its indebtedness and other obligations.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—DISCONTINUED OPERATIONS

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership is required to reclassify from continuing operations to discontinued operations the results of operations from any property that is disposed of or is classified as held for sale and where the Partnership will not have significant continuing involvement.

The Salisbury Medical Office Building (“SMOB”), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Partnership sold the SMOB for approximately $1.0 million. These proceeds were used to pay off the $1.0 million of debt secured by the property.

On August 13, 2003, the Harston Hall property, located in Flourtown, Pennsylvania, was sold to Genesis for approximately $2.6 million. The $14.0 million non-recourse debt secured by the Harston Hall and Pennsburg Manor properties was satisfied in full for a payment of $11.5 million prior to the sale. The extinguishment of the Harston Hall portion of the debt resulted in a gain of $0.6 million, which is included in discontinued operations.

On September 8, 2003, the Partnership entered into a definitive Master Agreement (the “Genesis Agreement”) with Genesis. Under the terms of the Genesis Agreement, five properties, were sold to Genesis HealthCare Corporation (“Genesis HealthCare”), an entity created in a corporate restructuring by Genesis or their affiliates. The Partnership completed the sale of four properties in stages during the fourth quarter ended December 31, 2003. The fifth property was sold on January 30, 2004. Under the Genesis Agreement, Genesis HealthCare also purchased the ownership interest in ET Sub-Meridian Limited Partnership, L.L.P., a subsidiary of the Partnership that subleased seven properties to Genesis and accounted for such properties as capital leases. The disposition of all twelve of these properties was consummated prior to the ElderTrust merger with Ventas.

In the period from February 5, 2004 though March 31, 2004, the Partnership did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations for such period. The following represents a summary of the results of operations for the 14 properties referred to above that were classified in discontinued operations for the period from January 1, 2004 to February 4, 2004 and for the three months ended March 31, 2003 (unaudited, in thousands):

	ETOP Predecessor
	For the period from January 1, 2004 to February 4, 2004	For the three months ended March 31, 2003
Rental revenue	$45	$3,369
Interest income	—	2
Other income	335	(5)

Total revenue	380	3,366

Interest expense	18	1,604
Depreciation	—	1,132
Property operating expense	—	23
General and administrative	2	71
Loss on sale of fixed assets	62	38
Gain on extinguishment of debt	(116)	—

Total expenses	(34)	2,868

Income from discontinued operations	$414	$498

NOTE 6—RECENT DEVELOPMENTS REGARDING LIQUIDITY

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company is the obligor under the debt documents secured by the Woodbridge property (the “Woodbridge Bonds”). An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 at the annual evaluation date. The Bondholder of the Woodbridge Bonds has instructed the Trustee not to take action on the event of default at this time. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—RESTRUCTURING AGREEMENTS

On August 11, 2003, the Partnership entered into a Master Agreement (the “Crozer/Genesis Agreement”) with Genesis and Crozer/Genesis Eldercare Limited Partnership (“Crozer”). Under the terms of the Crozer/Genesis Agreement, the Partnership restructured its leases for the Partnership’s facilities known as Pennsburg Manor, Chapel Manor and Belvedere to extend such leases to 2015 (with one 10-year renewal option) and make certain other changes thereto, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1 and the addition of a lease guaranty by Genesis with respect to each of such leases. Genesis HealthCare replaced Genesis as the guarantor of these leases. Simultaneously with the restructuring of the Partnership’s Pennsburg Manor lease, the Partnership was paid a one-time payment by Genesis in the amount of $2.5 million in exchange for a $0.7 million per year reduction in the annual rent on the Pennsburg Manor property reflected in the restructured lease.

As part of the Genesis Agreement, annual rental under the modified leases on the Partnership’s Heritage Woods and Sanatoga Court properties was reduced by $0.7 million and their lease terms were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

On September 8, 2003, the Partnership entered into a purchase and sale agreement (the “Benchmark Agreement”) with Genesis Eldercare Partnership of New England, L.P. (“NDNE”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the Benchmark Agreement, NDNE assigned its leasehold interests in the Cabot Park, Cleveland Circle, North Andover and Vernon Court properties to separate Benchmark affiliates, aggregate annual rents under the leases were reduced by $1.4 million per year and terms of the leases were extended ten years to 2013. Additionally, the Benchmark tenants have the option to acquire the Cabot Park, Cleveland Circle and North Andover properties, on the fifth and tenth lease anniversary dates and on the occurrence of certain other events and an option to acquire the Vernon Court property at any time during the lease term. The leases (other than the lease with respect to the Vernon Court property) have limited guarantees equal to one year’s rent provided by a significant investor in Benchmark.

Cash received for all lease modifications was recorded by the ETOP Predecessor as deferred revenue on the Condensed Consolidated Balance Sheet with the intent of amortizing it as rental revenue over the life of the leases.

NOTE 8—DISTRIBUTIONS

The Partnership paid a total cash distribution of $1.3 million to its partners on February 4, 2004. During the period from February 5, 2004 to March 31, 2004, the Partnership paid cash distributions of $28.1 million to its general partner, ElderTrust.

NOTE 9—CONDENSED CONSOLIDATING INFORMATION

The Partnership, which is a greater than 99% owned indirect subsidiary of Ventas, and certain of the Partnership’s direct and indirect wholly-owned subsidiaries (the “ETOP Subsidiaries”), together with Ventas and certain of Ventas’ direct and indirect wholly owned subsidiaries, have provided a full and unconditional guarantee (the “Guarantee”), on a joint and several basis, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes”) and, together with the 2009 Senior Notes, the “Senior Notes”) of Ventas Realty, Limited Partnership and Ventas Capital Corporation (the “Ventas Issuers”), subsidiaries of Ventas. The Partnership has other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided a Guarantee of the Senior Notes of the Ventas Issuers and are therefore not directly obligated with respect to the Senior Notes of the Ventas Issuers.

Contractual and legal restrictions, including those contained in the instruments governing certain of the Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict the Partnership’s ability to obtain cash from the Non-Guarantor Subsidiaries for the purpose of satisfying the debt service obligations of the Partnership, including the Partnership’s guarantee of payment of principal and interest on the Senior Notes of the Ventas Issuers.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the unaudited condensed consolidating information for the Partnership and its predecessor as of March 31, 2004 and December 31, 2003 and for each of the periods from January 1, 2004 to February 4, 2004, from February 5, 2004 to March 31, 2004 and the three months ended March 31, 2003, respectively:

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$57,781	$101,874		$159,655
Cash and cash equivalents	163	185		348
Restricted cash	2,820	4,042		6,862
Equity in affiliates	71,526	34	$(71,560)	—
Other assets	38	301		339

Total assets	$132,328	$106,436	$(71,560)	$167,204

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$9,848	$72,454		$82,302
Intercompany	(5,990)	5,990		—
Accounts payable, intercompany and other accrued liabilities	314	2,644		2,958

Total liabilities	4,172	81,088		85,260
Total partners’ equity	128,156	25,348	(71,560)	81,944

Total liabilities and partners’ equity	$132,328	$106,436	$(71,560)	$167,204

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$61,410	$89,239		$150,649
Property held for sale	4,971	—		4,971
Cash and cash equivalents	24,808	861		25,669
Restricted cash	2,704	2,743		5,447
Accounts receivable from affiliated entities	9,801	(6,263)		3,538
Equity in affiliates	52,477	9	$(52,486)	—
Other assets	1,045	1,079		2,124

Total assets	$157,216	$87,668	$(52,486)	$192,398

Liabilities and partners’ equity
Liabilities:
Notes payable and other debt	$10,168	$74,277		$84,445
Liabilities associated with assets held for sale	2,597	—		2,597
Accounts payable and other accrued liabilities	8,961	6,266		15,227

Total liabilities	21,726	80,543		102,269
Minority interest	(24)	—	—	(24)
Total partners’ equity	135,514	7,125	(52,486)	90,153

Total liabilities and partners’ equity	$157,216	$87,668	$(52,486)	$192,398

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period starting February 5, 2004 through March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$938	$1,899		$2,837
Equity earnings in affiliates	443	—	$(443)	—
Interest and other income	17	4		21

Total revenues	$1,398	$1,903	$(443)	$2,858

Expenses:
Property level expense	—	207		207
General and administrative	100	113		213
Professional fees	57	12		69
Amortization of restricted stock grants	5	8		13
Depreciation on real estate investments	283	516		799
Interest	120	897		1,017
Intercompany interest	(100)	100		—

Total expenses	465	1,853		2,318

Net income (loss)	$933	$50	$(443)	$540

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 to February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$526	$986		$1,512
Interest income	28	5		33
Interest income – intercompany	63	—	$(63)	—
Equity earnings in affiliates	201	—	(201)	—
Interest and other income	27	—		27

Total revenues	$845	$991	$(264)	$1,572

Expenses:
Property level expense	—	101		101
General and administrative	183	17		200
Depreciation	199	288		487
Interest	89	460		549
Interest – intercompany	37	26	(63)	—
Loss on sale of fixed assets	10	—		10
Loss on extinguishment of debt	8	—		8

Total expenses	526	892	(63)	1,355

Income (loss) before discontinued operations	319	99	(201)	217
Discontinued operations	414	—		414

Net income (loss)	$733	$99	$(201)	$631

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF INCOME

For three months ended March 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,648	$3,039		$4,687
Interest income	50	13		63
Interest income – intercompany	1,524	—	$(1,524)	—
Equity earnings in affiliates	(13)	—	13	—

Total revenues	3,209	3,052	(1,511)	4,750

Expenses:
Property operating expenses	—	294		294
General and administrative	(244)	65		(179)
Depreciation	618	862		1,480
Interest	650	1,386		2,036
Interest – intercompany	301	287	(588)	—

Total expenses	1,325	2,894	(588)	3,631

Income (loss) before discontinued operations	1,884	158	(923)	1,119
Discontinued operations	(438)	—	936	498

Net income (loss)	$1,446	$158	$13	$1,617

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 to March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$545	$1		$546

Net cash provided by investing activities				—

Cash flows from financing activities:
Repayment of debt	(3)	(108)		(111)
Partner distribution	(27,445)	(662)		(28,107)

Net cash used in financing activities	(27,448)	(770)		(28,218)

Decrease in cash and cash equivalents	(26,903)	(769)		(27,672)
Cash and cash equivalents at beginning of period	27,066	954		28,020

Cash and cash equivalents at end of period	$163	$185		$348

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 to February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$792	$288		$1,080

Net cash provided by investing activities	2,806			2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—		(1,293)
Payments on mortgages payable	(47)	(195)		(242)

Net cash used in financing activities	(1,340)	(195)		(1,535)

Increase (decrease) in cash and cash equivalents	2,258	(93)		2,351
Cash and cash equivalents at beginning of period	24,808	861		25,669

Cash and cash equivalents at end of period	$27,066	$954		$28,020

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For three months ended March 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$1,878	$1,288		$3,166

Net cash used in investing activities	(68)	(31)		(99)

Cash flows from financing activities:
Issuance of partnership units	163	—		163
Payments on mortgages payable	(3,966)	(1,388)		(5,354)

Net cash used in financing activities	(3,803)	(1,388)		(5,191)

Decrease in cash and cash equivalents	(1,993)	(131)		(2,124)
Cash and cash equivalents at beginning of period	6,841	537		7,378

Cash and cash equivalents at end of period	$4,848	$406		$5,254

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding the expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations of ElderTrust Operating Limited Partnership and its subsidiaries (collectively, “ETOP” or the “Partnership”) and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from the Partnership’s expectations. The Partnership does not undertake a duty to update such forward-looking statements.

Actual future results and trends for the Partnership may differ materially depending on a variety of factors discussed in the Partnership’s filings with the Securities and Exchange Commission. Factors that may affect the plans or results of the Partnership include, without limitation, (a) the ability of the Partnership’s tenants and operators, including Genesis Health Ventures, Inc. (“Genesis”), Genesis HealthCare Corporation (“Genesis HealthCare”), and Benchmark Assisted Living, L.L.C. (“Benchmark”) to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under the leases and other agreements with the Partnership, and their existing credit agreements, (b) the nature and extent of future competition, (c) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates, (d) increases in the cost of borrowing for the Partnership, (e) the ability of the Partnership’s operators to deliver high quality care and to attract patients, (i) the results of litigation affecting the Partnership, (f) changes in general economic conditions and/or economic conditions in the markets in which the Partnership may, from time to time, compete, (g) the ability of the Partnership to pay down, refinance, restructure, and/or extend its indebtedness as it becomes due, (h) the movement of interest rates, (i) the ability and willingness of the Partnership’s tenants to renew their leases with the Partnership upon expiration of the leases and the Partnership’s ability to relet its properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants, and (j) the impact on the liquidity, financial condition and results of operations of the Partnership’s operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of the Partnership’s operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of the Partnership and its management.

All references to the Partnership prior to February 5, 2004 contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the activities of the Partnership prior to February 5, 2004 (the “ETOP Predecessor”).

Refer to the audited consolidated financial statements of the ETOP Predecessor for the year ended December 31, 2003, which are included as an exhibit to this Quarterly Report on Form 10-Q, for a discussion of these and other factors which management believes may impact the Partnership. The forward-looking statements included herein represent the Partnership’s judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Partnership believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Partnership are expressly qualified in their entirety by the cautionary statements. The Partnership disclaims, however, any intent or obligation to update its forward-looking statements.

General

ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests solely in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust” to the Condensed Consolidated Financial Statements.

As of March 31, 2004, the Partnership’s consolidated assets included 18 properties consisting of a diversified portfolio of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $159.7 million. The 15 healthcare properties are leased back to third-party healthcare providers, generally under triple net leases. Skilled nursing facilities and assisted and independent living facilities comprised approximately 85% of the Partnership’s consolidated assets at March 31, 2004.

As of March 31, 2004, approximately 51.7% and 34.2% of the Partnership’s properties, based on the original cost of such properties, were operated by Genesis Health Ventures, Inc. (“Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.2% and 30.2% of the Partnership’s total rental revenue for the period February 5, 2004 through March 31, 2004 was derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, the Partnership’s revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and Benchmark to continue its operations and/or to continue to make lease payments to the Partnership could have a significant adverse impact on the Partnership’s operations and cash flows due to the significant portion of the Partnership’s properties leased to Genesis and Benchmark.

On February 5, 2004, ElderTrust completed a merger transaction with Ventas, whereby Ventas acquired all of the outstanding common shares of ElderTrust and Class A units of the Partnership for $12.50 per share/unit, in an all cash transaction valued at $184 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

The Partnership’s critical accounting policies are as follows:

Impairment of Long-Lived Assets

The Partnership periodically evaluates its long-lived assets, primarily consisting of its investments in real estate, for impairment indicators. If indicators of impairment are present, the Partnership evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. The Partnership adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. Future events could occur which would cause the Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

Real Estate Properties

Investments in real estate properties are recorded at cost. The Company accounts for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates, (b) origination fees typically incurred to negotiate a contract, and (c) recovery costs.

The Partnership classifies the properties the Partnership is actively marketing as held for sale once all of the following conditions are met: (a) the Partnership’s general partner has approved the plan of sale and (b) the Partnership has a binding agreement with a qualified buyer which provides for no significant outstanding contingencies which could cause the transaction not to be completed in a timely manner.

The Partnership recognizes properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. The Partnership ceases depreciation at the time the asset is classified as held for sale. The Partnership segregates the held for sale properties on the Partnership’s consolidated balance sheet and classify their operating results as discontinued operations on the Partnership’s consolidated statement of operations.

Revenue Recognition

The Partnership’s real estate assets are leased to operators primarily through long-term triple-net leases. These leases generally take the form of minimum or fixed rents. Lease payments are recognized as revenue when earned, based on the provisions of the underlying leases. The Partnership reports base rental revenue on these leases using the straight-line method over the terms of the respective leases. The Partnership records an unearned rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements.

Restructuring Agreements

On August 11, 2003, the Partnership entered into a separate Master Agreement (the “Crozer/Genesis Agreement”) with Genesis and Crozer/Genesis ElderCare Limited Partnership (“Crozer”). Under the terms of the Crozer/Genesis Agreement, the Partnership restructured its leases for the Partnership’s facilities known as Pennsburg Manor, Chapel Manor and Belvedere to extend such leases to 2015 (with one 10-year renewal option) and make certain other changes thereto, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1 and the addition of a lease guaranty by Genesis with respect to each of such leases. Genesis HealthCare Corporation (“Genesis Healthcare”) replaced Genesis as the guarantor of such leases. Simultaneously with the restructuring of the Partnership’s Pennsburg Manor lease, the Partnership was paid a one-time payment by Genesis in the amount of $2.5 million in exchange for the $0.7 million per year reduction in the annual rent on the Pennsburg Manor property reflected in the restructured lease.

As part of the definitive Master Agreement, dated September 8, 2003, with Gensis (the “Genesis Agreement”), annual rent under the modified leases on Heritage Woods and Sanatoga Court properties were reduced by $0.7 million and their lease terms were extended through 2012 in exchange for a cash payment of approximately $2.6 mission.

On September 8, 2003, the Partnership entered into a purchase and sale agreement (the “Benchmark Agreement”) with Genesis Eldercare Partnership of New England (“NDNE”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the Benchmark Agreement, NDNE assigned its leasehold interests in the Cabot Park, Cleveland Circle, North Andover and Vernon Court properties to separate Benchmark affiliates, aggregate annual rents under the leases were reduced by $1.4 million per year and terms of the leases were extended ten years to 2013. Additionally, the Benchmark tenants have the option to acquire the Cabot Park, Cleveland Circle and North Andover properties, on the fifth and tenth lease anniversary dates and an option to acquire the Vernon Court property at any time during the lease term. The leases have limited guarantees equal to one year’s rent provided by a significant investor in Benchmark.

Cash received for all lease modifications was recorded by the ETOP Predecessor as deferred revenue on the Condensed Consolidated Balance Sheet with the intent of amortizing it as rental revenue over the life of the leases.

Results of Operations

Three months ended March 31, 2004 compared with the three months ended March 31, 2003

The results of operations for the three months ended March 31, 2004 include results of the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. Results for the period from February 5, 2004 through March 31, 2004 differ from the ETOP Predecessor primarily as a result of the fair value adjustments recorded upon the merger of ElderTrust with Ventas. See “Note 3—Merger of ElderTrust” to the Condensed Consolidated Financial Statements.

Revenues

Rental revenues were $4.3 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively. Rental revenues attributable to Genesis totaled $2.1 million and $2.2 million, or 47.7% and 46.2% of total rental revenues for the three months ended March 31, 2004 and 2003, respectively. Rental revenues attributable to Benchmark totaled $1.3 million and $1.6 million, or 30.1% and 33.0% of total rental revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily due to rent reductions under the Benchmark Agreement and Genesis Agreement described above.

Expenses

Interest expense, which includes amortization of deferred financing costs of $30 thousand and $102 thousand, was $1.6 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily due to lower balances on mortgages and bonds during 2004 as compared to the comparable period in 2003.

Depreciation expense was $1.3 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. The Partnership expects future depreciation to decrease as a result of purchase accounting primarily as a result of a longer estimated useful life determined at the date of merger.

General and administrative expenses were $0.5 million and $(0.2) million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2003, the Partnership recovered approximately $0.9 million expensed as bad debt in a previous period. The Partnership expects future general and administrative expenses to decrease due to consolidated expenses resulting from the merger.

Discontinued operations for the three month period ended March 31, 2003 represents the operating results of the following properties: the seven properties collectively known as the “Meridian 7”, Harston Hall, Liberty Court, Phillipsburg, Pleasant View, Riverview Ridge and Willowbrook. The Salisbury Medical Office Building was sold during March 2003. Discontinued operations for the three month period ended March 31, 2004 represents the operating results of Riverview Ridge, which was sold on January 30, 2004 pursuant to the Genesis Agreement. See “Note 5—Discontinued Operations” to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the three months ended March 31, 2004, the Partnership’s principal sources of liquidity came from cash flow from operations, proceeds from the sale of the Riverview Ridge property and cash on hand remaining from the proceeds received from the sale of properties in the fourth quarter ended December 31, 2003.

The Partnership had cash and cash equivalents of $0.3 million and restricted cash of $6.9 million as of March 31, 2004.

Net cash provided by operating activities was $1.6 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively. This decrease is primarily due to decreased rent as a result of the Genesis Agreement and Benchmark Agreement described above as well as the sale of various properties during 2003. See “Note 5—Discontinued Operations” to the Condensed Consolidated Financial Statements.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2003 compared to net cash provided by investing activities of $2.8 million for the three months ended March 31, 2004. The increase in cash flows was primarily due to the sale of the Riverview Ridge property which generated approximately $2.8 million in cash.

Net cash used in financing activities was $29.8 million for the three months ended March 31, 2004 compared to $5.2 million for the corresponding period in 2003. This increase is primarily the result of a $28.2 million cash distribution to partners.

ET Sub-Woodbridge, L.P., an indirect subsidiary of the Company is the obligor under the debt documents secured by the Woodbridge property (the “Woodbridge Bonds”). An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 at the annual evaluation date. The Bondholder of the Woodbridge Bonds has instructed the Trustee not to take action on the event of default at this time. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

Capital expenditures to maintain and improve the leased properties generally will be incurred by the Partnership’s tenants. Accordingly, the Partnership does not believe that it will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, the Partnership anticipates that any expenditures relating to the maintenance of leased properties for which it may become responsible will be funded by cash flows from operations or through contributions by its general partner, ElderTrust. To the extent that unanticipated expenditures or significant borrowings are required, the Partnership’s liquidity may be affected adversely.

Contractual Obligations and Commercial Commitments

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Partnership’s cash flow in the future as of March 31, 2004 (amounts in thousands):

	Payments due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations (1)	$149,124	$9,157	$7,456	$7,461	$7,460	$7,457	$110,133
Operating lease obligations	613	126	173	178	136	—	—

Total contractual obligations	$149,737	$9,283	$7,629	$7,639	$7,596	$7,457	$110,133

(1)	Amounts represent contractual amounts due, including interest.

As of March 31, 2004, the Partnership’s commercial commitments consisted of the following:

•	The Partnership provided one letter of credit amounting to $0.5 million in connection with the Woodbridge Bonds.

•	The Partnership entered into an agreement in 1998 with respect to the Cleveland Circle, Vernon Court and Cabot Park properties (collectively, the “NDNE Properties”) that allows all deductions for depreciation and low income housing tax credits (“LIHTC”) on the NDNE Properties to be allocated to the holders of the Class C (LIHTC) Units of limited partnership interest of the Partnership through 2012. The Partnership entered into an additional agreement in 2003 which modifies certain provisions of the 1998 agreement relating to these allocations of deductions for depreciation and tax credits. The 2003 agreement states that, in the event of a tax detriment acceleration event, the Partnership must promptly pay to the holders of the Class C (LIHTC) Units a penalty in an amount equal to the excess of (a) the discounted present value of the actual tax liability to the holders of the Class C (LIHTC) Units, as of December 1, 1998, discounted for the period beginning December 1, 1998 and ending on the date of the tax detriment acceleration event over (b) the actual tax liability to the holders of the Class C (LIHTC) Units, as of December 1, 1998, discounted for the period beginning December 1, 1998 and ending on December 31, 2013. A tax detriment acceleration event means any action taken by the Partnership, ElderTrust or Ventas without the consent of the holders of Class C (LIHTC) Units which prior to December 31, 2013 causes the holders of Class C (LIHTC) Units to recognize tax liability either attributable to the historical special allocations to them of Partnership depreciation deductions or which constitutes a “credit recapture amount” pursuant to Section 42(j) of the Internal Revenue Code (the “Code”). Such tax detriment acceleration events include:

(1)	a disposition of the NDNE Properties that results in a special allocation of taxable income to the holders of Class C (LIHTC) Units or results in a “credit recapture amount” to the Class C (LIHTC) Unit Holders;

(2)	a termination or modification of the terms of the capital account deficit restoration obligation of the holders of Class C (LIHTC) Units that results in a special allocation of taxable income or results in the recognition of taxable income pursuant to Section 752(b) of the Code;

(3)	a change in the terms or outstanding balances of the Partnership’s nonrecourse liabilities that results in a special allocation of taxable income, except where the holders of Class C (LIHTC) Units have provided bottom guarantees; and

(4)	a forced disposition of all or a portion of the Class C (LIHTC) Units by the Partnership, ElderTrust or Ventas that results in a recognition of taxable income pursuant to Section 752(d) of the Code or which constitutes a “credit recapture amount.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s bonds payable and substantially all of the Partnership’s mortgage indebtedness bear interest at fixed rates. The Partnership does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments.

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Partnership generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Partnership would be required to refinance such debt.

The Partnership may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Partnership’s cash flow and its ability to pay its obligations.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based upon that evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer has each concluded that the Partnership’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Partnership in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and Form 10-Q.

No change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description of Document

3.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership (incorporated herein by reference to Exhibit 10.1 to ElderTrust’s Form 10-K for the year ended December 31, 1997).

3.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership (incorporated herein by reference to Exhibit 10.44 to ElderTrust’s Form 10-K for the year ended December 31, 1999).

4.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership (incorporated herein by reference to Exhibit 10.1 to ElderTrust’s Form 10-Q for the quarterly period ended March 31, 1999).

4.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C., ElderTrust and Ventas, Inc.

10.1.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership to purchase Mr. McCreary’s controlling ownership interest in Vernon ALF, L.L.C. (incorporated herein by reference to Exhibit 10.39 to ElderTrust’s Form 10-K for the year ended December 31, 1999).

10.1.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to the purchase of Mr. McCreary’s sole member interest in Vernon ALF, L.L.C.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc. (incorporated herein by reference to Exhibit 10.22 to ElderTrust’s Registration Statement on Form S-11 (No. 333-37451)).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc. (incorporated herein by reference to Exhibit 10.23 to ElderTrust’s Registration Statement on Form S-11 (No. 333-37451)).

10.3.1.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, LLC, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C. (incorporated herein by reference to Exhibit 2.1 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interest in and to Cabot ALF, L.L.C. (incorporated herein by reference to Exhibit 2.2 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to the purchase of Mr. McCreary’s sole member interest in Cabot ALF, L.L.C.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interest in and to Cleveland ALF, L.L.C. (incorporated herein by reference to Exhibit 2.3 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to the purchase of Mr. McCreary’s sole member interest in Cleveland ALF, L.L.C.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation (incorporated herein by reference to Exhibit 99.7 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.4.2	Schedule of Omitted Meridian Purchase Options (incorporated herein by reference to Exhibit 99.10 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation (incorporated herein by reference to Exhibit 99.8 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 99.9 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.5.2	Schedule of Omitted Meridian Lease Agreements (incorporated herein by reference to Exhibit 99.6 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc. (incorporated herein by reference to Exhibit 99.2 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc. (incorporated herein by reference to Exhibit 99.2 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 99.4 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 99.5 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant (incorporated herein by reference to Exhibit 99.11 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements (incorporated herein by reference to Exhibit 99.12 to ElderTrust’s Form 8-K filed October 10, 2002).

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc. (incorporated herein by reference to Exhibit 10.4 to ElderTrust’s Form 8-K filed September 18, 1998).

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.) (incorporated herein by reference to Exhibit 10.5 to ElderTrust’s Form 8-K filed September 18, 1998).

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 99.1 to ElderTrust’s Form 8-K filed September 13, 2002).

10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership (incorporated herein by reference to Exhibit 99.5 to ElderTrust’s Form 8-K filed December 11, 2000).

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating

Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 99.4 to ElderTrust’s Form 8-K filed December 11, 2000).

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc. (incorporated herein by reference to Exhibit 99.1 to ElderTrust’s Form 8-K filed July 14, 2003).

10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C. (incorporated herein by reference to Exhibit 10.31 to ElderTrust’s Form 10-Q for the quarterly period ended September 30, 2003).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Consolidated Financial Statements of the ETOP Predecessor as of and for the year ended December 31, 2003.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By: ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer