Form 10-Q
period 2004-06-30
ElderTrust Operating Limited Partnership
filed 2004-08-09
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM [             ] TO [             ]

Commission file number:

ELDERTRUST OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	232915846
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

10350 Ormsby Park Place, Suite 300

Louisville, Kentucky

(Address of principal executive offices)

40223

(Zip Code)

(502) 357-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004, the Period from February 5, 2004 through June 30, 2004, the Period from January 1, 2004 through February 4, 2004, and for the Three Months Ended and Six Months Ended June 30, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Period from February 5, 2004 through June 30, 2004, the Period from January 1, 2004 through February 4, 2004 and for the Six Months Ended June 30, 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8K	29

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004 (unaudited)	Predecessor December 31, 2003
ASSETS
Assets:
Real estate properties, at cost	$144,192	$164,038
Less – accumulated depreciation and amortization of capital leases	(2,003)	(29,959)
Land	16,570	16,570

Net real estate properties	158,759	150,649
Properties held for sale	—	4,971
Cash and cash equivalents	1,612	25,669
Restricted cash	6,509	5,447
Accounts receivable from affiliates	—	3,538
Other assets	459	2,124

Total assets	$167,339	$192,398

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Mortgages, notes and bonds payable	$78,506	$84,445
Note payable to affiliate	7,607	—
Liabilities associated with properties held for sale	—	2,597
Accounts payable and other accrued liabilities	3,223	15,203

Total liabilities	89,336	102,245

Partners’ equity	78,003	90,153

Total liabilities and partners’ equity	$167,339	$192,398

See accompanying notes to unaudited condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended June 30, 2004	For the period from February 5, 2004 to June 30, 2004	Predecessor For the period from January 1, 2004 to February 4, 2004	Predecessor for the Three Months Ended June 30, 2003	Predecessor for the Six Months Ended June 30, 2003
Revenues:
Rental	$4,258	$7,095	$1,512	$4,733	$9,420
Interest and other income	33	54	60	67	131

Total revenues	4,291	7,149	1,572	4,800	9,551

Expenses:
Property operating expenses	290	497	101	313	606
Interest expense	1,717	2,734	549	2,086	4,122
Depreciation	1,204	2,003	487	1,434	2,915
General and administrative	349	644	200	774	596
Loss on sale of fixed assets	—	—	10	—	—
Loss on debt extinguishment	—	—	8	—	—

Total expenses	3,560	5,878	1,355	4,607	8,239

Income from continuing operations	731	1,271	217	193	1,312

Income (loss) from discontinued operations	—	—	414	(1,346)	(848)

Net income (loss)	$731	$1,271	$631	$(1,153)	$464

Net income (loss) allocated to Class A general partners	$1	$1	$1	$(1)	$1
Net income (loss) allocated to Class A limited partners	$727	$1,265	$628	$(1,147)	$461
Net income (loss) allocated to Class C limited partners	$3	$5	$2	$(5)	$2

Net income (loss) per unit:
Class A general partnership Unit	$0.13	$0.13	$0.13	$(0.13)	$0.13
Class A limited partnership Unit	$0.09	$0.16	$0.08	$(0.14)	$0.06
Class C limited partnership Unit	$0.10	$0.16	$0.06	$(0.16)	$0.06

Units used to compute per unit amount:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	7,968	7,968
Class C limited partnership units	31	31	31	31	31

See accompanying notes to unaudited condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the period from February 5, 2004 through June 30, 2004	Predecessor For the period from January 1, 2004 through February 4, 2004	Predecessor for the Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,271	$631	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,003	484	5,033
(Gain) loss on sale of property, plant and equipment	—	(293)	2,058
Gain on debt extinguishment	—	(112)	—
Straight-line rents	(244)	—	—
Net changes in assets and liabilities:
Accounts receivable and prepaid expenses	(281)	210	(121)
Accounts receivable from affiliates	—	—	(799)
Accounts payable and accrued expenses	1,515	(636)	(177)
Net change in restricted cash	(1,059)	(3)	(29)
Other	—	799	233

Net cash provided by operating activities	3,205	1,080	6,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate property	(16)	—	(304)
Proceeds from sale of real estate	—	2,806	—

Cash (used in) provided by investing activities	(16)	2,806	(304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions	(32,921)	(1,293)	(1,281)
Principal payments on mortgages and bonds payable	(4,176)	(242)	(6,334)
Issuance of note payable	7,500	—	—
Issuance of partnership units	—	—	163

Net cash used in financing activities	(29,597)	(1,535)	(7,452)

Net (decrease) increase in cash and cash equivalents	(26,408)	2,351	(1,094)
Cash and cash equivalents, beginning of period	28,020	25,669	7,378

Cash and cash equivalents, end of period	$1,612	$28,020	$6,284

See accompanying notes to unaudited condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust.”

As of June 30, 2004, the Partnership’s consolidated assets included 18 properties consisting of a diversified portfolio of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. Fifteen of the properties are leased to third-party healthcare providers, generally under triple net leases.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of the Partnership and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the three months ended June 30, 2004, the period from February 5, 2004 to June 30, 2004 and for the period from January 1, 2004 to February 4, 2004 have been included. Operating results for the six month period ended June 30, 2004 are not necessarily an indication of the results that may be expected for the year ended December 31, 2004. These financials statements and related notes should be read together with the consolidated financial statements and notes thereto of the ETOP Predecessor (defined below) for the year ended December 31, 2003 included as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

The Partnership has one primary reportable segment, which consists of investments in real estate. The Partnership’s primary business is financing, owning and leasing healthcare related and senior housing facilities. See “Note 4—Concentration of Credit Risk.” Except for the leases relating to the Partnership’s three office buildings, all of the Partnership’s leases are triple net leases, which require the tenants to pay all property related expenses. The Partnership does not operate these facilities nor does it allocate capital to maintain the properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to the Partnership’s investment in real estate.

The Partnership does not pay income taxes as the income or loss from the Partnership, as allocated, is includable in the respective income tax returns of its partners.

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

NOTE 3—MERGER OF ELDERTRUST

On February 5, 2004, ElderTrust completed a merger transaction with Ventas (the “ElderTrust Transaction”) whereby Ventas acquired all of the outstanding common shares of ElderTrust for $12.50 per share, in an all cash

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transaction valued at $184 million. Concurrent with the consummation of the merger, Ventas also purchased all of the limited partnership units in the Partnership then held by third parties directly from the unitholders at $12.50 per unit, other than 31,455 Class C Units in the Partnership (which remain outstanding). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160 million.

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

The following table summarizes the purchase accounting adjustments to assets and liabilities recorded on February 5, 2004 (in millions):

Land	$17
Buildings	144
Cash and cash equivalents	28
Other assets	5

Total assets acquired	194

Notes payable and other debt	82
Accounts payable and other accrued liabilities	3

Total liabilities acquired	85

Net assets acquired	109
Less cash acquired	(28)

Net cash paid	$81

The Partnership recognizes revenue as earned over the terms of the related leases, which are treated as operating leases. Such income includes periodic increases, if any, based on predetermined formulas as defined in the lease agreements. Certain leases contain provisions relating to increases in rental payments over the terms of the leases. Rental income under theses leases is recognized over the term of each lease on a straight line basis. For accounting purposes, the straight line amount was computed from the date of acquisition, February 5, 2004.

In addition, as a result of the merger, the Partnership recorded its real estate properties at the estimated fair value as of February 5, 2004 and is depreciating them on a straight line basis over their estimated useful lives, which range from 25 to 35 years.

NOTE 4—CONCENTRATION OF CREDIT RISK

As of June 30, 2004, approximately 51.8% and 34.1% of the Partnership’s properties, based on the purchase price of such properties, were operated by Genesis Health Ventures, Inc. (“Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.2% and 30.0% of the Partnership’s total rental revenue for the period from February 5, 2004 to June 30, 2004 was derived from leases with Genesis and Benchmark, respectively.

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—DISCONTINUED OPERATIONS

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Partnership is required to reclassify from continuing operations to discontinued operations the results of operations from any property that is disposed of or is classified as held for sale and where the Partnership will not have significant continuing involvement.

The Salisbury Medical Office Building (“SMOB”), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Partnership sold the SMOB for approximately $1.0 million. These proceeds were used to pay off the $1.0 million of debt secured by the property.

On August 13, 2003, the Harston Hall property, located in Flourtown, Pennsylvania, was sold to Genesis for approximately $2.6 million. The $14.0 million non recourse debt secured by the Harston Hall and Pennsburg Manor properties was satisfied in full for a payment of $11.5 million prior to the sale. The extinguishment of the Harston Hall portion of the debt resulted in a gain of $0.6 million, which is included in discontinued operations.

On September 8, 2003, the Partnership entered into a definitive Master Agreement (the “Genesis Agreement”) with Genesis. Under the terms of the Genesis Agreement, five properties were sold to Genesis HealthCare Corporation (“Genesis HealthCare”), an entity created pursuant to a corporate restructuring by Genesis and their affiliates. The Partnership completed the sale of four properties in stages during the fourth quarter ended December 31, 2003. The fifth property was sold on January 30, 2004. Under the Genesis Agreement, Genesis HealthCare also purchased the ownership interest in ET SubMeridian Limited Partnership, L.L.P., a subsidiary of the Partnership that subleased seven properties to Genesis and accounted for such properties as capital leases. The disposition of all twelve of these properties was consummated prior to the ElderTrust merger with Ventas.

During the period from February 5, 2004 through June 30, 2004, the Partnership did not dispose of any assets or have any operating assets considered to be held for sale, and therefore no amounts were reported in discontinued operations for such period. The following represents a summary of the results of operations for the 14 properties referred to above that were classified in discontinued operations for the period from January 1, 2004 to February 4, 2004 and for the three and six months ended June 30, 2003 (unaudited, in thousands):

	ETOP Predecessor
	For the period from January 1, 2004 to February 4, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
Rental revenue	$45	$3,337	$6,706
Interest income	—	2	3
Other income	335	—	(5)

Total revenue	380	3,339	6,704

Interest expense	18	1,439	3,042
Depreciation	—	1,155	2,287
Property operating expense	—	1	24
General and administrative	2	69	140
Loss on sale of fixed assets	62	2,021	2,059
Gain on extinguishment of debt	(116)	—	—

Total expenses	(34)	4,685	7,552

Income from discontinued operations	$414	$(1,346)	$(848)

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—RECENT DEVELOPMENTS REGARDING LIQUIDITY

ET SubWoodbridge, L.P., a direct subsidiary of the Partnership, is the obligor under the debt documents secured by the Woodbridge property (the “Woodbridge Bonds”). An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of the failure of ET SubWoodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 on the compliance date. The Partnership has not received a formal waiver from the Trustee with respect to such event of default. The Partnership believes that the bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. However, the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Partnership expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.4 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

On April 26, 2004, the Partnership issued a promissory note (the “Note”) in the amount of $7.5 million to Ventas Realty Limited Partnership, a wholly owned direct subsidiary of Ventas. Under the terms of the Note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The Note has a maturity date of December 31, 2013.

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

On September 8, 2003, the Partnership entered into a purchase and sale agreement (the “Benchmark Agreement”) with Genesis Eldercare Partnership of New England, L.P. (“NDNE”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the Benchmark Agreement, NDNE assigned its leasehold interests in the Cabot Park, Cleveland Circle, North Andover and Vernon Court properties to separate Benchmark affiliates, aggregate annual rents under the leases were reduced by $1.4 million per year and terms of the leases were extended ten years to 2013. Additionally, the Benchmark tenants have the option to acquire the Cabot Park, Cleveland Circle and North Andover properties, on the fifth and tenth lease anniversary dates and upon the occurrence of certain other events and an option to acquire the Vernon Court property at any time during the lease term. The leases (other than the Vernon Court lease) have limited guarantees equal to one year’s rent provided by a significant investor in Benchmark.

Cash received for all lease modifications was recorded by the ETOP Predecessor as deferred revenue in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet with the intent of amortizing it as rental revenue over the life of the leases. In conjunction with the accounting treatment of the merger of ElderTrust, the deferred revenue of the ETOP Predecessor was adjusted to zero.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—DISTRIBUTIONS

The Partnership paid a total cash distribution of $1.3 million to its partners on February 4, 2004. During the period from February 5, 2004 to June 30, 2004, the Partnership paid cash distributions of $32.9 million to its general partner, ElderTrust.

NOTE 9—CONDENSED CONSOLIDATING INFORMATION

The Partnership (“ETOP”), which is a greater than 99% owned indirect subsidiary of Ventas, and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), together with Ventas and certain of Ventas’ direct and indirect wholly owned subsidiaries, have provided a full and unconditional guarantee (the “Guarantee”), on a joint and several basis, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009 in the aggregate principal amount of $175.0 million (the “2009 Senior Notes”) and 9% Senior Notes due 2012 in the aggregate principal amount of $225.0 million (the “2012 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) of Ventas Realty, Limited Partnership and Ventas Capital Corporation (the “Ventas Issuers”), subsidiaries of Ventas. The Partnership has other subsidiaries (“Non-Guarantor Subsidiaries”) that have not provided a Guarantee of the Senior Notes of the Ventas Issuers and are therefore not directly obligated with respect to the Senior Notes of the Ventas Issuers.

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

The following summarizes the unaudited condensed consolidating information for the Partnership and its predecessor as of June 30, 2004 and December 31, 2003 and for the three months ended June 30, 2004, the period from February 5, 2004 to June 30, 2004, the period from January 1, 2004 to February 4, 2004 and the three and six months ended June 30, 2003, respectively:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$64,949	$93,810	$—	$158,759
Cash and cash equivalents	925	687	—	1,612
Restricted cash	2,673	3,836	—	6,509
Equity in affiliates	82,046	15	(82,061)	—
Other assets	50	409	—	459

Total assets	$150,643	$98,757	$(82,061)	$167,339

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$9,831	$68,675	$—	$78,506
Intercompany	(3,945)	3,945	—	—
Note payable to affiliate	7,607	—	—	7,607
Accounts payable and other accrued liabilities	879	2,344	—	3,223

Total liabilities	14,372	74,964	—	89,336
Total partners’ equity (deficit)	136,271	23,793	(82,061)	78,003

Total liabilities and partners’ equity (deficit)	$150,643	$98,757	$(82,061)	$167,339

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate investments	$68,267	$82,382	$—	$150,649
Property held for sale	4,971	—	—	4,971
Cash and cash equivalents	24,848	821	—	25,669
Restricted cash	2,861	2,586	—	5,447
Accounts receivable from affiliated entities	9,801	(6,263)	—	3,538
Equity in affiliates	52,481	5	(52,486)	—
Other assets	1,208	916	—	2,124

Total assets	$164,437	$80,447	$(52,486)	$192,398

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$13,668	$70,777	$—	$84,445
Liabilities associated with assets held for sale	2,597	—	—	2,597
Accounts payable and other accrued liabilities	9,140	6,063	—	15,203

Total liabilities	25,405	76,840	—	102,245
Total partners’ equity (deficit)	139,032	3,607	(52,486)	90,153

Total liabilities and partners’ equity (deficit)	$164,437	$80,447	$(52,486)	$192,398

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,758	$2,500	$—	$4,258
Equity earnings in affiliates	729	—	(729)	—
Interest and other income	18	15	—	33

Total revenues	2,505	2,515	(729)	4,291

Expenses:
Property level expense	—	290	—	290
General and administrative	164	185	—	349
Depreciation on real estate investments	522	682	—	1,204
Interest	427	1,290	—	1,717
Intercompany interest	(184)	184	—	—

Total expenses	929	2,631	—	3,560

Net income (loss)	$1,576	$(116)	$(729)	$731

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,871	$2,862	$—	$4,733
Interest and other income	1,427	18	(1,378)	67
Equity earnings (losses) in affiliates	(1,823)	—	1,823	—

Total revenues	1,475	2,880	445	4,800

Expenses:
Property operating expenses	—	313	—	313
General and administrative	715	59	—	774
Depreciation	662	772	—	1,434
Interest	741	1,345	—	2,086
Intercompany interest	144	287	(431)	—

Total expenses	2,262	2,776	(431)	4,607

Income (loss) before discontinued operations	(787)	104	876	193
Discontinued operations	(2,377)	—	1,031	(1,346)

Net income (loss)	$(3,164)	$104	$1,907	$(1,153)

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$2,696	$4,399	$—	$7,095
Interest and other income	35	19	—	54
Equity earnings in affiliates	1,172	—	(1,172)	—

Total revenues	3,903	4,418	(1,172)	7,149

Expenses:
Property operating expense	—	497	—	497
General and administrative	326	318	—	644
Depreciation	805	1,198	—	2,003
Interest	547	2,187	—	2,734
Intercompany interest	(284)	284	—	—

Total expenses	1,394	4,484	—	5,878

Net income (loss)	$2,509	$(66)	$(1,172)	$1,271

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$594	$918	$—	$1,512
Interest and other income	118	5	(63)	60
Equity earnings in affiliates	201	—	(201)	—

Total revenues	913	923	(264)	1,572

Expenses:
Property level expense	—	101	—	101
General and administrative	184	16	—	200
Depreciation	221	266	—	487
Interest	104	445	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on debt extinguishment	8	—	—	8

Total expenses	564	854	(63)	1,355

Income (loss) before discontinued operations	349	69	(201)	217
Discontinued operations	414	—	—	414

Net income (loss)	$763	$69	$(201)	$631

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$3,721	$5,699	$—	$9,420
Interest and other income	3,001	31	(2,901)	131
Equity earnings (losses) in affiliates	(1,836)	—	1,836	—

Total revenues	4,886	5,730	(1,065)	9,551

Expenses:
Property level expense	—	606	—	606
General and administrative	478	118	—	596
Depreciation	1,349	1,566	—	2,915
Interest	1,441	2,681	—	4,122
Intercompany interest	445	573	(1,018)	—

Total expenses	3,713	5,544	(1,018)	8,239

Income (loss) before discontinued operations	1,173	186	(47)	1,312
Discontinued operations	(2,815)	—	1,967	(848)

Net income (loss)	$(1,642)	$186	$1,920	$464

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 to June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$2,248	$957	$—	$3,205

Net cash used in investing activities	—	(16)	—	(16)

Cash flows from financing activities:
Repayment of debt	(3,775)	(401)	—	(4,176)
Issuance of note payable	7,500	—	—	7,500
Partner distribution	(32,200)	(721)	—	(32,921)

Net cash used in financing activities	(28,475)	(1,122)	—	(29,597)

Decrease in cash and cash equivalents	(26,227)	(181)	—	(26,408)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$925	$687	$—	$1,612

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 to February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$740	$340	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(47)	(195)	—	(242)

Cash used in financing activities	(1,340)	(195)	—	(1,535)

Increase in cash and cash equivalents	2,206	145	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,054	$966	$—	$28,020

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For six months ended June 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$4,910	$1,752	$—	$6,662

Net cash used in investing activities	(85)	(219)	—	(304)

Cash flows from financing activities:
Issuance of partnership units	163	—	—	163
Distributions to unitholders	(1,281)	—	—	(1,281)
Payments on mortgages payable	(4,639)	(1,695)	—	(6,334)

Net cash used in financing activities	(5,757)	(1,695)	—	(7,452)

Decrease in cash and cash equivalents	(932)	(162)	—	(1,094)
Cash and cash equivalents at beginning of period	6,841	537	—	7,378

Cash and cash equivalents at end of period	$5,909	$375	$—	$6,284

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

Refer to the audited consolidated financial statements of the ETOP Predecessor for the year ended December 31, 2003, which are included as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, for a discussion of these and other factors which management believes may impact the Partnership. The forward-looking statements included herein represent the Partnership’s judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Partnership believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Partnership are expressly qualified in their entirety by the cautionary statements. The Partnership disclaims, however, any intent or obligation to update its forward-looking statements.

General

ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust” to the Condensed Consolidated Financial Statements.

As of June 30, 2004, the Partnership’s consolidated assets included 18 properties consisting of a diversified portfolio of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $158.8 million. The 15 healthcare properties are leased back to third party healthcare providers, generally under triple net leases. Skilled nursing facilities and assisted and independent living facilities comprised approximately 85% of the Partnership’s consolidated assets at June 30, 2004.

As of June 30, 2004, approximately 51.8% and 34.1% of the Partnership’s properties, based on the original cost of such properties, were operated by Genesis Health Ventures, Inc. (“Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.2% and 30.0% of the Partnership’s total rental revenue for the period February 5, 2004 through June 30, 2004 was derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, the Partnership’s revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and Benchmark to continue its operations and/or to continue to make lease payments to the Partnership could have a significant adverse impact on the Partnership’s operations and cash flows due to the significant portion of the Partnership’s properties leased to Genesis and Benchmark.

On February 5, 2004, ElderTrust completed a merger transaction with Ventas (the “ElderTrust Transaction”), whereby Ventas acquired all of the outstanding common shares of ElderTrust for $12.50 per share, in an all cash transaction valued at $184 million. Concurrent with the consummation of the merger, Ventas also purchased all of the limited partnership units in the Partnership then held by third parties directly from the unitholders at $12.50 per unit, other than 31,455 Class C Units in the Partnership (which remain outstanding). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160 million.

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

Real Estate Properties

Investments in real estate properties are recorded at cost. The Partnership accounts for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The Partnership estimates fair values of the components of assets acquired as of the acquisition date or engages a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts.

The Partnership method for determining fair value varies with the categorization of the asset acquired. The Partnership estimates the fair value of its buildings on an as-if-vacant basis, and amortizes the building value over the estimated remaining life of the building. The Partnership determines the allocated value of other fixed assets based upon the replacement cost and amortizes such value over their estimated remaining useful lives. The Partnership determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Partnership portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (a) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (b) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (c) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Partnership also estimates the value of tenant or other customer relationships acquired, and amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

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

The Partnership recognizes properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. The Partnership ceases depreciation at the time the asset is classified as held for sale. The Partnership segregates the held for sale properties on the Partnership’s Consolidated Balance Sheet and classifies their operating results as discontinued operations on the Partnership’s Consolidated Statement of Operations.

Revenue Recognition

The Partnership’s real estate assets are leased to operators primarily through long-term triple-net leases. These leases generally take the form of minimum or fixed rents. Lease payments are recognized as revenue when earned, based on the provisions of the underlying leases. The Partnership reports base rental revenue on these leases using the straight-line method over the terms of the respective leases. The Partnership records an unearned rent receivable representing the amount that the straight-line rental revenue exceeds the rent currently collectible under the lease agreements.

Restructuring Agreements

On August 11, 2003, the Partnership entered into a separate Master Agreement (the “Crozer/Genesis Agreement”) with Genesis and Crozer/Genesis Eldercare Limited Partnership (“Crozer”). Under the terms of the Crozer/Genesis Agreement, the Partnership restructured its leases for the Partnership’s facilities known as Pennsburg Manor, Chapel Manor and Belvedere to extend such leases to 2015 (with one 10-year renewal option)and make certain other changes thereto, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1 and the addition of a lease guaranty by Genesis with respect to each of such leases. Genesis HealthCare Corporation (“Genesis HealthCare”) replaced Genesis as the guarantor of such leases. Simultaneously with the restructuring of the Partnership’s Pennsburg Manor lease, the Partnership was paid a one-time payment by Genesis in the amount of $2.5 million in exchange for the $0.7 million per year reduction in the annual rent on the Pennsburg Manor property reflected in the restructured lease.

As part of the definitive Master Agreement, dated September 8, 2003, with Genesis (the “Genesis Agreement”), annual rent under the modified leases on Heritage Woods and Sanatoga Court properties were reduced by $0.7 million and their lease terms were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

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

Cash received for all lease modifications was recorded by the ETOP Predecessor as deferred revenue in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet with the intent of amortizing it as rental revenue over the life of the leases. In conjunction with the accounting treatment of the merger of ElderTrust, the deferred revenue of the ETOP Predecessor was adjusted to zero.

Results of Operations

Three months ended June 30, 2004 compared with the three months ended June 30, 2003

Revenues

Rental revenues were $4.3 million and $4.7 million for the three months ended June 30, 2004 and 2003, respectively. Rental revenues attributable to Genesis totaled $2.1 million and $2.2 million, or 48.2% and 46.4% of total rental revenues for the three months ended June 30, 2004 and 2003, respectively. Rental revenues attributable to Benchmark totaled $1.3 million and $1.6 million, or 30.0% and 32.8% of total rental revenues for the three months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to rent reductions under the Benchmark Agreement and Genesis Agreement as previously described.

Expenses

Interest expense, which includes amortization of deferred financing costs of $0.1 million for the three months ended June 30, 2003, was $1.7 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to lower balances on mortgages and bonds during 2004 as compared to the comparable period in 2003.

Depreciation expense was $1.2 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively. The Partnership expects future depreciation to decrease primarily due to purchase accounting adjustments.

General and administrative expenses were $0.3 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to lower professional fees and insurance premiums during the three months ended June 30, 2004. The Partnership expects future general and administrative expenses to decrease due to the consolidation of operations resulting from the merger.

Discontinued operations for the three months ended June 30, 2003 represents the operating results of the following properties: Meridian 7, Harston Hall, Liberty Court, Phillipsburg, Pleasant View, Riverview Ridge and Willowbrook. The Salisbury Medical Office Building was sold during March 2003. See “Note 5—Discontinued Operations” to the Condensed Consolidated Financial Statements.

Six months ended June 30, 2004 compared with the six months ended June 30, 2003

The results of operations for the six months ended June 30, 2004 include results of the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. Results for the period from February 5, 2004 through June 30, 2004 differ from the ETOP Predecessor primarily as a result of the purchase accounting adjustments recorded upon the merger of ElderTrust with Ventas. See “Note 3—Merger of ElderTrust” to the Condensed Consolidated Financial Statements.

Revenues

Rental revenues were $8.6 million and $9.4 million for the six months ended June 30, 2004 and 2003, respectively. Rental revenues attributable to Genesis totaled $4.1 million and $4.4 million, or 48.1% and 46.4% of total rental revenues for the six months ended June 30, 2004 and 2003, respectively. Rental revenues attributable to Benchmark totaled $2.6 million and $3.1 million, or 30.2% and 33.0% of total rental revenues for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to rent reductions under the Benchmark Agreement and Genesis Agreement as previously described.

Expenses

Interest expense, which includes amortization of deferred financing costs of $0.2 million for the six months ended June 30, 2003, was $3.3 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to lower balances on mortgages and bonds during 2004 as compared to the comparable period in 2003.

Depreciation expense was $2.5 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. The Partnership expects future depreciation to decrease primarily due to purchase accounting adjustments.

General and administrative expenses were $0.8 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2003, the Partnership recovered approximately $0.9 million expensed as bad debt in a previous period. The Partnership expects future general and administrative expenses to decrease due to consolidated expenses resulting from the merger.

Discontinued operations for the six months ended June 30, 2003 represents the operating results of the following properties: Meridian 7, Harston Hall, Liberty Court, Phillipsburg, Pleasant View, Riverview Ridge and Willowbrook. The Salisbury Medical Office Building was sold during March 2003. See “Note 5—Discontinued Operations” to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Partnership’s principal sources of liquidity were derived from cash flow from operations, proceeds from the sale of the Riverview Ridge property and cash on hand remaining from the proceeds received from the sale of properties in the fourth quarter ended December 31, 2003.

The Partnership had cash and cash equivalents of $1.6 million and restricted cash of $6.5 million as of June 30, 2004.

Net cash provided by operating activities was $4.3 million and $6.7 million for the six months ended June 30, 2004 and 2003, respectively. This decrease is primarily due to decreased rent as a result of the Genesis Agreement and Benchmark Agreement described above as well as the sale of various properties during 2003. See “Note 5—Discontinued Operations” to the Condensed Consolidated Financial Statements.

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2004 compared to net cash used in investing activities of $0.3 million for the six months ended June 30, 2003. The increase in cash flows was primarily due to the sale of the Riverview Ridge property, which generated approximately $2.8 million in cash.

Net cash used in financing activities was $31.1 million for the six months ended June 30, 2004 compared to $7.5 million for the corresponding period in 2003. This increase is primarily the result of a $34.2 million cash distribution to partners, partially offset by proceeds of $7.5 million received from the issuance of a note payable.

ET SubWoodbridge, L.P., a direct subsidiary of the Partnership, is the obligor under the debt documents secured by the Woodbridge property (the “Woodbridge Bonds”). An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of the failure of ET SubWoodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00 on the compliance date. The Partnership has not received a formal waiver from the Trustee with respect to such event of default. The Partnership believes that the Bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. However, the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Partnership expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.4 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

On April 26, 2004, the Partnership issued a promissory note (the “Note”) in the amount of $7.5 million to Ventas Realty Limited Partnership, a wholly owned direct subsidiary of Ventas. Under the terms of the Note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The Note has a maturity date of December 31, 2013.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Partnership’s cash flow in the future as of June 30, 2004 (amounts in thousands):

	Payments due by Period
	Total	2004		2005	2006	2007	2008	Thereafter
Long-term debt obligations (1)	$133,046	$12,981	(2)	$6,505	$6,505	$6,505	$6,505	$94,045
Operating lease obligations	571	84		173	178	136	—	—

Total contractual obligations	$133,617	$13,065		$6,678	$6,683	$6,641	$6,505	$94,045

(1)	Amounts represent contractual amounts due, including interest.
(2)	Includes $9.7 million, representing the full amount payable by the Partnership should the Bondholders call the Woodbridge Bonds as a result of the event of default.

As of June 30, 2004, the Partnership’s commercial commitments consisted of the following:

•	The Partnership provided one letter of credit amounting to $0.5 million in connection with the Woodbridge Bonds.

•	The Partnership entered into an agreement in 1998 with respect to the Cleveland Circle, Vernon Court and Cabot Park properties (collectively, the “NDNE Properties”) that allows all deductions for depreciation and low income housing tax credits (“LIHTC”) on the NDNE Properties to be allocated to the holders of the Class C (LIHTC) Units of limited partnership interest of the Partnership through 2012. The Partnership entered into an additional agreement in 2003 which modifies certain provisions of the 1998 agreement relating to these allocations of deductions for depreciation and tax credits. The 2003 agreement states that, in the event of a tax detriment acceleration event, the Partnership must promptly pay to the holders of the Class C (LIHTC) Units a penalty in an amount equal to the excess of (a) the discounted present value of the actual tax liability to the holders of the Class C (LIHTC) Units, as of December 1, 1998, discounted for the period beginning December 1, 1998 and ending on the date of the tax detriment acceleration event over (b) the actual tax liability to the holders of the Class C (LIHTC) Units, as of December 1, 1998, discounted for the period beginning December 1, 1998 and ending on December 31, 2013. A tax detriment acceleration event means any action taken by the Partnership, ElderTrust or Ventas without the consent of the holders of Class C (LIHTC) Units which prior to December 31, 2013 causes the holders of Class C (LIHTC) Units to recognize tax liability either attributable to the historical allocations to them of Partnership depreciation deductions or which constitutes a “credit recapture amount” pursuant to Section 42(j) of the Internal Revenue Code (the “Code”). Such tax detriment acceleration events include:

(1)	a disposition of the NDNE Properties that results in a special allocation of taxable income to the holders of Class C (LIHTC) Units or results in a “credit recapture amount”;

(2)	a termination or modification of the terms of the capital account deficit restoration obligation of the holders of Class C (LIHTC) Units that results in a special allocation of taxable income or results in the recognition of taxable income pursuant to Section 752(b) of the Code;

(3)	a change in the terms or outstanding balances of the Partnership’s nonrecourse liabilities that results in a special allocation of taxable income, except where the holders of Class C (LIHTC) Units have provided bottom guarantees; and

(4)	a forced disposition of all or a portion of the Class C (LIHTC) Units by the Partnership, ElderTrust or Ventas that results in a recognition of taxable income pursuant to Section 752(b) of the Code or which constitutes a “credit recapture amount.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Partnership’s exposure to various market risks contains “forward-looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Partnership. Nevertheless, because of the inherent unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

The Partnership’s bonds payable and substantially all of the Partnership’s mortgage indebtedness bear interest at fixed rates. The Partnership does not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk.

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Partnership generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Partnership would be required to refinance such debt. The book value of the Partnership’s fixed rate debt at June 30, 2004 is $78.1 million, which approximates the fair market value of such debt.

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the impact on the fair value of the fixed rate debt of a hypothetical instantaneous change of 100 basis points (BPS) of interest rates as of June 30, 2004 (in thousands):

Fixed Rate Debt
Book Value	$78,065
Fair Value to the Company	78,065
Fair Value to the Company Reflecting
Change in Interest Rates:
- 100 BPS	$83,864
+100 BPS	73,185

On April 26, 2004, the Partnership issued a promissory note (the “Note”) in the amount of $7.5 million to Ventas Realty Limited Partnership, a wholly owned direct subsidiary of Ventas. Under the terms of the Note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The Note has a maturity date of December 31, 2013. The book value of the Note approximates the fair market value of the Note at June 30, 2004.

The fair market value of the fixed rate debt is based on information provided by third parties. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

The Partnership may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Partnership’s cash flow and its ability to pay its obligations.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004. Based upon that evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer has each concluded that the Partnership’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Partnership in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

No change in the Partnership’s internal control over financial reporting (as defined in Rules 13a15(f) and 15d15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Document

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By:	ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and
Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer