Form 10-Q
period 2004-09-30
ElderTrust Operating Limited Partnership
filed 2004-11-08
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number: 333-89312-02

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

FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004, the Period from February 5, 2004 through September 30, 2004, the Period from January 1, 2004 through February 4, 2004, and for the Three and Nine Months Ended September 30, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Period from February 5, 2004 through September 30, 2004, the Period from January 1, 2004 through February 4, 2004 and for the Nine Months Ended September 30, 2003	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	29

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	Predecessor December 31, 2003
	(unaudited)	(audited)
ASSETS
Assets:
Buildings and improvements	$144,151	$164,038
Less – accumulated depreciation and amortization of capital leases	(3,646)	(29,959)
Land	16,570	16,570

Net real estate properties	157,075	150,649
Properties held for sale	—	4,971
Cash and cash equivalents	716	25,669
Restricted cash	6,665	5,447
Accounts receivable from affiliates	—	3,538
Other assets	780	2,124

Total assets	$165,236	$192,398

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Notes payable and other debt	$78,046	$84,445
Note payable to affiliate	7,651	—
Liabilities associated with properties held for sale	—	2,597
Accounts payable and other accrued liabilities	3,444	15,203

Total liabilities	89,141	102,245

Partners’ equity	76,095	90,153

Total liabilities and partners’ equity	$165,236	$192,398

See accompanying notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended September 30, 2004	For the Period from February 5, 2004 to September 30, 2004	Predecessor for the Period from January 1, 2004 to February 4, 2004	Predecessor for the Three Months Ended September 30, 2003	Predecessor for the Nine Months Ended September 30, 2003
Revenues:
Rental	$4,281	$11,376	$1,512	$4,755	$14,174
Interest and other income	29	83	60	59	190

Total revenues	4,310	11,459	1,572	4,814	14,364

Expenses:
Property operating expenses	331	828	101	314	920
Interest expense	1,674	4,408	549	2,070	6,193
Depreciation	1,643	3,646	487	1,459	4,373
General and administrative	315	958	200	1,763	2,359
Loss on sale of fixed assets	—	—	10	—	—
Loss (gain) on debt extinguishment	—	—	8	(1,856)	(1,856)

Total expenses	3,963	9,840	1,355	3,750	11,989

Income from continuing operations	347	1,619	217	1,064	2,375

Income from discontinued operations	—	—	414	1,488	640

Net income	$347	$1,619	$631	$2,552	$3,015

Net income allocated to Class A general partners	$1	$2	$1	$2	$3
Net income allocated to Class A limited partners	$345	$1,611	$628	$2,540	$3,000
Net income allocated to Class C limited partners	$1	$6	$2	$10	$12

Net income per unit:
Class A general partnership unit	$0.13	$0.25	$0.13	$0.25	$0.38
Class A limited partnership unit	$0.04	$0.20	$0.08	$0.32	$0.38
Class C limited partnership unit	$0.03	$0.19	$0.06	$0.32	$0.39

Units used to compute per unit amount:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	7,992	7,950
Class C limited partnership units	31	31	31	31	31

See accompanying notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Period from February 5, 2004 through September 30, 2004	Predecessor for the Period from January 1, 2004 through February 4, 2004	Predecessor for the Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,619	$631	$3,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,646	484	7,694
(Gain) loss on sale of property, plant and equipment	—	(293)	1,777
Other	(380)	(112)	—
Net changes in assets and liabilities:
Accounts receivable and prepaid expenses	(196)	210	(393)
Accounts receivable from affiliates	—	—	(718)
Accounts payable and accrued expenses	1,237	(636)	(339)
Net change in restricted cash	(1,152)	(3)	1,078
Other	—	799	1,293

Net cash provided by operating activities	4,774	1,080	13,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate property	(37)	—	(355)
Proceeds from sale of real estate	—	2,806	2,634

Net cash (used in) provided by investing activities	(37)	2,806	2,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions	(35,176)	(1,293)	(2,562)
Principal payments on mortgages and bonds payable	(4,365)	(242)	(16,306)
Issuance of note payable	7,500	—	—
Issuance of partnership units	—	—	(41)

Net cash used in financing activities	(32,041)	(1,535)	(18,909)

Net (decrease) increase in cash and cash equivalents	(27,304)	2,351	(3,223)
Cash and cash equivalents, beginning of period	28,020	25,669	7,378

Cash and cash equivalents, end of period	$716	$28,020	$4,155

See accompanying notes to condensed consolidated financial statements.

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

As of September 30, 2004, the Partnership’s consolidated assets included 18 properties consisting of a diversified portfolio of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. Fifteen of the properties are leased to third-party healthcare providers, generally under triple-net leases.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Partnership and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results have been included for the three months ended September 30, 2004, the period from February 5, 2004 through September 30, 2004 and for the period from January 1, 2004 through February 4, 2004. Operating results for the nine month period ended September 30, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. These financials statements and related notes should be read together with the consolidated financial statements and notes thereto of the ETOP Predecessor (defined below) for the year ending December 31, 2003 included as an exhibit to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

The Partnership has one primary reportable segment, which consists of investments in real estate. The Partnership’s primary business is financing, owning and leasing healthcare-related and senior housing facilities. See “Note 4—Concentration of Credit Risk.” Except for the leases relating to the Partnership’s three office buildings, all of the Partnership’s leases are triple-net leases, which require the tenants to pay all property-related expenses. Except for the three office buildings, the Partnership does not operate its facilities nor does it allocate capital to maintain its properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Operations relates to the Partnership’s investment in real estate.

The Partnership does not pay income taxes as the income or loss from the Partnership, as allocated, is includable in the respective income tax returns of its partners.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—MERGER OF ELDERTRUST

On February 5, 2004, Ventas acquired all of the outstanding common shares of ElderTrust in an all cash transaction valued at $184 million (the “ElderTrust Transaction”). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160 million. Concurrent with the consummation of the ElderTrust Transaction, Ventas also purchased all of the limited partnership units in the Partnership then held by third parties at $12.50 per unit, other than 31,455 Class C Units in the Partnership (which remain outstanding).

All references to the Partnership prior to February 5, 2004 contained in these Condensed Consolidated Financial Statements refer to the activities of the Partnership prior to February 5, 2004 (the “ETOP Predecessor”).

Ventas accounted for the ElderTrust Transaction under the purchase method. As a result, the Partnership’s assets and liabilities were adjusted to reflect the fair value as of the date of the acquisition. The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are subject to refinement as additional valuation information is received. Ventas is in the process of computing fair values, thus, the allocation of purchase price is subject to refinement.

The following table summarizes the assets and liabilities recorded on February 5, 2004 (in millions):

Land	$17
Buildings and improvements	144
Cash and cash equivalents	28
Other assets	5

Total assets acquired	194

Notes payable and other debt	82
Accounts payable and other accrued liabilities	3

Total liabilities assumed	85

Net assets acquired	109
Less cash acquired	(28)

Net cash paid	$81

The Partnership recognizes revenue as earned over the terms of the related leases, which are treated as operating leases. Such income includes periodic increases, if any, based on predetermined formulas as defined in the lease agreements. Certain leases contain provisions relating to increases in rental payments over the terms of the leases. Rental income under these leases is recognized over the term of each lease on a straight-line basis. For accounting purposes, the straight-line amount was computed from the date of acquisition, February 5, 2004.

In addition, as a result of the merger, the Partnership recorded its real estate properties at their estimated fair values as of February 5, 2004 and is depreciating them on a straight-line basis over their estimated useful lives, which is 30 years.

NOTE 4—CONCENTRATION OF CREDIT RISK

As of September 30, 2004, approximately 51.8% and 34.1% of the Partnership’s properties, based on the original cost of such properties, were operated by Genesis Health Ventures, Inc. (“Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.1% and 30.0% of the Partnership’s total rental revenue for the period from February 5, 2004 through September 30, 2004 was derived from leases with Genesis and Benchmark, respectively.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There can be no assurance that Genesis and Benchmark will have sufficient assets, income and access to financing to enable them to satisfy obligations under their respective leases. The inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its lease could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Partnership, or the Partnership’s ability to service its indebtedness and other obligations.

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

During the period from February 5, 2004 through September 30, 2004, the Partnership did not dispose of any assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations for such period. Set forth below is a summary of the results of operations for the facilities that were classified in discontinued operations for the period from January 1, 2004 through February 4, 2004 and for the three and nine months ended September 30, 2003 (in thousands):

	ETOP Predecessor
	For the Period from January 1, 2004 through February 4, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Rental revenue	$45	$3,276	$9,982
Interest income	—	1	4
Other income	335	—	(5)

Total revenue	380	3,277	9,981

Interest expense	18	1,478	4,520
Depreciation	—	1,121	3,408
Property operating expense	—	—	24
General and administrative	2	50	190
Loss (gain) on sale of fixed assets	62	(241)	1,818
Gain on extinguishment of debt	(116)	(619)	(619)

Total expenses	(34)	1,789	9,341

Income from discontinued operations	$414	$1,488	$640

NOTE 6—BORROWING ARRANGEMENTS

ET Sub-Woodbridge, L.P., a direct subsidiary of the Partnership, is the obligor under the debt documents secured by the Woodbridge property (the “Woodbridge Bonds”). An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of the failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00:1.00 on the compliance date. The Partnership believes that the bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. The Partnership has not received a formal waiver from the Trustee with respect to such event of default. However, the Partnership believes that the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Partnership expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.2 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 26, 2004, the Partnership issued a promissory note (the “Note”) in the amount of $7.5 million to Ventas Realty, Limited Partnership, a wholly owned direct subsidiary of Ventas. Under the terms of the Note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The Note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the Note is due.

NOTE 7—RESTRUCTURING AGREEMENTS

On August 11, 2003, the Partnership entered into a Master Agreement (the “Crozer/Genesis Agreement”) with Genesis and Crozer/Genesis Eldercare Limited Partnership (“Crozer”). Under the terms of the Crozer/Genesis Agreement, the Partnership restructured its leases for the Partnership’s facilities known as Pennsburg Manor, Chapel Manor and Belvedere to extend such leases to 2015 (with one 10-year renewal option) and make certain other changes thereto, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1.00 and the addition of a lease guaranty by Genesis with respect to each of such leases. Genesis HealthCare Corporation replaced Genesis as the guarantor of these leases. Simultaneously with the restructuring of the Partnership’s Pennsburg Manor lease, the Partnership was paid a one-time payment by Genesis in the amount of $2.5 million in exchange for a $0.7 million per year reduction in the annual rent on the Pennsburg Manor property reflected in the restructured lease.

On September 8, 2003, the Partnership entered into a definitive Master Agreement with Genesis (the “Genesis Agreement”) pursuant to which annual rent under the modified leases on the Partnership’s Heritage Woods and Sanatoga Court properties was reduced by $0.7 million and terms of the leases were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

On September 8, 2003, the Partnership entered into a purchase and sale agreement (the “Benchmark Agreement”) with Genesis Eldercare Partnership of New England, L.P. (“NDNE”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the Benchmark Agreement, NDNE assigned its leasehold interests in the Cabot Park, Cleveland Circle, North Andover and Vernon Court properties to separate Benchmark affiliates, aggregate annual rents under the leases were reduced by $1.4 million per year and terms of the leases were extended to 2013. Additionally, the Benchmark tenants have the option to acquire the Cabot Park, Cleveland Circle and North Andover properties on the fifth and tenth lease anniversary dates and upon the occurrence of certain other events and an option to acquire the Vernon Court property at any time during the lease term. The leases (other than the Vernon Court lease) have limited guarantees equal to one year’s rent provided by a significant investor in Benchmark.

Cash received for all lease modifications was recorded by the ETOP Predecessor as deferred revenue in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet with the intent of amortizing it as rental revenue over the life of the leases. In conjunction with the accounting treatment of the ElderTrust Transaction, the deferred revenue of the ETOP Predecessor was adjusted to zero.

NOTE 8—DISTRIBUTIONS

The Partnership paid a total cash distribution of $1.3 million to its partners on February 4, 2004. During the period from February 5, 2004 through September 30, 2004, the Partnership paid cash distributions of $35.2 million to its general partner, ElderTrust.

NOTE 9—CONDENSED CONSOLIDATING INFORMATION

The Partnership, which is a greater than 99% owned indirect subsidiary of Ventas, and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), together with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, have provided full and unconditional guarantees (the “Guarantee”), on a joint and several basis, of the obligation to pay principal and

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interest with respect to the 8 3/4% Senior Notes due 2009 ($174 million aggregate principal amount of which was outstanding as of September 30, 2004), the 9% Senior Notes due 2012 ($192 million aggregate principal amount of which was outstanding as of September 30, 2004) and the 6 5/8% Senior Notes due 2014 ($125 million aggregate principal amount of which was issued on October 15, 2004) (collectively, the “Senior Notes”) issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The Partnership has other subsidiaries (“ETOP Non-Guarantor Subsidiaries”) that have not provided the Guarantee of the Senior Notes of the Ventas Issuers and are therefore not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict the Partnership’s ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying the debt service obligations of the Partnership, including the Partnership’s guarantee of payment of principal and interest on the Senior Notes.

The following summarizes the unaudited condensed consolidating information for the Partnership and the ETOP Predecessor as of September 30, 2004 and December 31, 2003 and for the three months ended September 30, 2004, the period from February 5, 2004 through September 30, 2004, the period from January 1, 2004 through February 4, 2004 and for the three and nine months ended September 30, 2003, respectively:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate properties	$58,881	$98,194	$—	$157,075
Cash and cash equivalents	33	683	—	716
Restricted cash	138	6,527	—	6,665
Equity in affiliates	82,493	15	(82,508)	—
Other assets	244	536	—	780

Total assets	$141,789	$105,955	$(82,508)	$165,236

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$438	$77,608	$—	$78,046
Intercompany	(4,038)	4,038	—	—
Note payable to affiliate	7,651	—	—	7,651
Accounts payable and other accrued liabilities	107	3,337	—	3,444

Total liabilities	4,158	84,983	—	89,141
Total partners’ equity (deficit)	137,631	20,972	(82,508)	76,095

Total liabilities and partners’ equity (deficit)	$141,789	$105,955	$(82,508)	$165,236

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Total net real estate properties	$59,193	$91,456	$—	$150,649
Property held for sale	4,971	—	—	4,971
Cash and cash equivalents	24,848	821	—	25,669
Restricted cash	673	4,774	—	5,447
Accounts receivable from affiliated entities	9,801	(6,263)	—	3,538
Equity in affiliates	52,481	5	(52,486)	—
Other assets	963	1,161	—	2,124

Total assets	$152,930	$91,954	$(52,486)	$192,398

Liabilities and partners’ equity (deficit)
Liabilities:
Notes payable and other debt	$3,964	$80,481	$—	$84,445
Liabilities associated with property held for sale	2,597	—	—	2,597
Accounts payable and other accrued liabilities	9,036	6,167	—	15,203

Total liabilities	15,597	86,648	—	102,245
Total partners’ equity (deficit)	137,333	5,306	(52,486)	90,153

Total liabilities and partners’ equity (deficit)	$152,930	$91,954	$(52,486)	$192,398

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental	$1,416	$2,865	$—	$4,281
Equity earnings in affiliates	448	—	(448)	—
Interest and other income	2	27	—	29

Total revenues	1,866	2,892	(448)	4,310

Expenses:
Property operating expenses	—	331	—	331
General and administrative	111	204	—	315
Depreciation	677	966	—	1,643
Interest expense	160	1,514	—	1,674
Intercompany interest	(93)	93	—	—

Total expenses	855	3,108	—	3,963

Net income (loss)	$1,011	$(216)	$(448)	$347

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental	$1,607	$3,148	$—	$4,755
Interest and other income	1,387	29	(1,357)	59
Equity earnings in affiliates	3,059	—	(3,059)	—

Total revenues	6,053	3,177	(4,416)	4,814

Expenses:
Property operating expenses	—	314	—	314
General and administrative	1,699	64	—	1,763
Depreciation	574	885	—	1,459
Interest expense	538	1,532	—	2,070
Intercompany interest	113	287	(400)	—
Gain on debt extinguishment	(1,856)	—	—	(1,856)

Total expenses	1,068	3,082	(400)	3,750

Income from continuing operations	4,985	95	(4,016)	1,064

Income from discontinued operations	531	—	957	1,488

Net income (loss)	$5,516	$95	$(3,059)	$2,552

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from February 5, 2004 through September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental	$3,775	$7,601	$—	$11,376
Interest and other income	1,620	—	(1,620)	—
Equity earnings in affiliates	11	72	—	83

Total revenues	5,406	7,673	(1,620)	11,459

Expenses:
Property operating expenses	—	828	—	828
General and administrative	408	550	—	958
Depreciation	1,418	2,228	—	3,646
Interest expense	388	4,020	—	4,408
Intercompany interest	(377)	377	—	—

Total expenses	1,837	8,003	—	9,840

Net income (loss)	$3,569	$(330)	$(1,620)	$1,619

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	201	—	(201)	—

Total revenues	821	1,015	(264)	1,572

Expenses:
Property operating expenses	—	101	—	101
General and administrative	182	18	—	200
Depreciation	192	295	—	487
Interest expense	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on debt extinguishment	8	—	—	8

Total expenses	469	949	(63)	1,355

Income from continuing operations	352	66	(201)	217

Income from discontinued operations	414	—	—	414

Net income (loss)	$766	$66	$(201)	$631

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental	$4,818	$9,356	$—	$14,174
Interest and other income	4,353	96	(4,259)	190
Equity earnings in affiliates	1,223	—	(1,223)	—

Total revenues	10,394	9,452	(5,482)	14,364

Expenses:
Property operating expenses	—	920	—	920
General and administrative	2,160	199	—	2,359
Depreciation	1,743	2,630	—	4,373
Interest expense	1,593	4,600	—	6,193
Intercompany interest	558	860	(1,418)	—
Gain on debt extinguishment	(1,856)	—	—	(1,856)

Total expenses	4,198	9,209	(1,418)	11,989

Income from continuing operations	6,196	243	(4,064)	2,375

Income from discontinued operations	(2,284)	—	2,924	640

Net income (loss)	$3,912	$243	$(1,140)	$3,015

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,964	$1,810	$—	$4,774

Net cash used in investing activities	—	(37)	—	(37)

Cash flows from financing activities:
Principal payments on mortgages and bonds payable	(3,507)	(858)	—	(4,365)
Issuance of note payable	7,500	—	—	7,500
Cash distributions	(34,076)	(1,100)	—	(35,176)

Net cash used in financing activities	(30,083)	(1,958)	—	(32,041)

Net decrease in cash and cash equivalents	(27,119)	(185)	—	(27,304)
Cash and cash equivalents, beginning of period	27,152	868	—	28,020

Cash and cash equivalents, end of period	$33	$683	$—	$716

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distributions	(1,293)	—	—	(1,293)
Principal payments on mortgages and bonds payable	(30)	(212)	—	(242)

Cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash Equivalents	2,303	48	—	2,351
Cash and cash equivalents, beginning of period	24,848	821	—	25,669

Cash and cash equivalents, end of period	$27,151	$869	$—	$28,020

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$12,340	$1,067	$—	$13,407

Net cash provided by (used in) investing activities	2,610	(331)	—	2,279

Cash flows from financing activities:
Issuance of partnership units	(41)	—	—	(41)
Cash distributions	(2,562)	—	—	(2,562)
Principal payments on mortgages and bonds payable	(15,405)	(901)	—	(16,306)

Cash used in financing activities	(18,008)	(901)	—	(18,909)

Net decrease in cash and cash equivalents	(3,058)	(165)	—	(3,223)
Cash and cash equivalents, beginning of period	6,906	472	—	7,378

Cash and cash equivalents, end of period	$3,848	$307	$—	$4,155

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding the expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations of ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) and its subsidiaries and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from the Partnership’s expectations. The Partnership does not undertake a duty to update such forward-looking statements.

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

General

ETOP is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3—Merger of ElderTrust” of the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2004, the Partnership’s consolidated assets included 18 properties consisting of a diversified portfolio of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $157.1 million. The 15 healthcare properties are leased back to third-party healthcare providers, generally under triple-net leases. Skilled nursing facilities and assisted and independent living facilities comprised approximately 85% of the Partnership’s consolidated assets at September 30, 2004.

As of September 30, 2004, approximately 51.8% and 34.1% of the Partnership’s properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 48.1% and 30.0% of the Partnership’s total rental revenue for the period February 5, 2004 through September 30, 2004 was derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, the Partnership’s revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis or Benchmark to continue its operations and/or to continue to make lease payments to the Partnership could have a significant adverse impact on the Partnership’s operations and cash flows.

On February 5, 2004, Ventas acquired all of the outstanding common shares of ElderTrust in an all cash transaction valued at $184 million (the “ElderTrust Transaction”). At the close of the ElderTrust Transaction, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust Transaction was approximately $160 million. Concurrent with the consummation of the ElderTrust Transaction, Ventas also purchased all of the limited partnership units in the Partnership then held by third parties at $12.50 per unit, other than 31,455 Class C Units in the Partnership (which remain outstanding).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Actual results could vary from those estimates.

The Partnership’s critical accounting policies are as follows:

Long-Lived Assets

Investments in real estate properties are recorded at cost. The Partnership accounts for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. The Partnership estimates fair values of the components of assets acquired as of the acquisition date or engages a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

The Partnership’s method for determining fair value varies with the categorization of the asset acquired. The Partnership estimates the fair value of its buildings on an as-if-vacant basis, and amortizes the building value over the estimated remaining life of the building. The Partnership determines the allocated value of other fixed assets based upon the replacement cost and amortizes such value over their estimated remaining useful lives. The Partnership determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Partnership’s portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (a) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (b) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (c) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Partnership also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Partnership amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

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

The Partnership classifies the properties it is actively marketing as held for sale once both of the following conditions are met: (a) the Partnership’s general partner has approved the plan of sale and (b) the Partnership has a binding agreement with a qualified buyer which provides for no significant outstanding contingencies which could cause the transaction not to be completed in a timely manner.

The Partnership recognizes properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. The Partnership ceases depreciation at the time the asset is classified as held for sale. The Partnership segregates the properties held for sale on the Partnership’s Consolidated Balance Sheet and classifies their operating results as discontinued operations on the Partnership’s Consolidated Statement of Operations.

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

Restructuring Agreements

On August 11, 2003, the Partnership entered into a separate Master Agreement (the “Crozer/Genesis Agreement”) with Genesis and Crozer/Genesis Eldercare Limited Partnership (“Crozer”). Under the terms of the Crozer/Genesis Agreement, the Partnership restructured its leases for the Partnership’s facilities known as Pennsburg Manor, Chapel Manor and Belvedere to extend such leases to 2015 (with one 10-year renewal option) and make certain other changes thereto, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1.00 and the addition of a lease guaranty by Genesis with respect to each of such leases. Genesis HealthCare replaced Genesis as the guarantor of such leases. Simultaneously with the restructuring of the Partnership’s Pennsburg Manor lease, the Partnership was paid a one-time payment by Genesis in the amount of $2.5 million in exchange for the $0.7 million per year reduction in the annual rent on the Pennsburg Manor property reflected in the restructured lease.

On September 8, 2003, the Partnership entered into a definitive Master Agreement with Genesis (the “Genesis Agreement”) pursuant to which annual rent under the modified leases on Heritage Woods and Sanatoga Court properties were reduced by $0.7 million and terms of the leases were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

On September 8, 2003, the Partnership entered into a purchase and sale agreement (the “Benchmark Agreement”) with Genesis Eldercare Partnership of New England (“NDNE”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the Benchmark Agreement, NDNE assigned its leasehold interests in the Cabot Park, Cleveland Circle, North Andover and Vernon Court properties to separate Benchmark affiliates, aggregate annual rents under the leases were reduced by $1.4 million per year and terms of the leases were extended to 2013. Additionally, the Benchmark tenants have the option to acquire the Cabot Park, Cleveland Circle and North Andover properties on the fifth and tenth lease anniversary dates and an option to acquire the Vernon Court property at any time during the lease term. The leases have limited guarantees equal to one year’s rent provided by a significant investor in Benchmark.

Cash received for all lease modifications was recorded by the ETOP Predecessor as deferred revenue in accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet with the intent of amortizing it as rental revenue over the life of the leases. In conjunction with the accounting treatment of the ElderTrust Transaction, the deferred revenue of the ETOP Predecessor was adjusted to zero.

Results of Operations

Three months ended September 30, 2004 and 2003

Revenues

Rental revenues were $4.3 million and $4.8 million for the three months ended September 30, 2004 and 2003, respectively. Rental revenues attributable to Genesis totaled 48.0% and 47.1% of total rental revenues for the three months ended September 30, 2004 and 2003, respectively. Rental revenues attributable to Benchmark totaled 29.9% and 32.7% of total rental revenues for the three months ended September 30, 2004 and 2003, respectively. The decrease in rental revenues is primarily due to rent reductions under the Benchmark Agreement and Genesis Agreement as previously described.

Expenses

Interest expense, which includes amortization of deferred financing costs of $0.1 million for the three months ended September 30, 2003, was $1.7 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively. The decrease is primarily due to lower principal balances on debt during the third quarter of 2004 as compared to the comparable period in 2003.

General and administrative expenses were $0.3 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2003, the Partnership recognized approximately $1.3 million of severance expense related to the resignation of the former chief executive officer and president of the Partnership. The decrease is also due to lower professional fees and insurance premiums during the three months ended September 30, 2004.

During the three months ended September 30, 2003, the Partnership recognized a gain of $1.9 million from the extinguishment of the debt related to the Pennsburg property.

Discontinued Operations

Discontinued operations for the three months ended September 30, 2003 represents the operating results of the following properties: Meridian 7, Harston Hall, Liberty Court, Phillipsburg, Pleasant View, Riverview Ridge and Willowbrook. The Salisbury Medical Office Building was sold during March 2003. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Nine months ended September 30, 2004 and 2003

The results of operations for the nine months ended September 30, 2004 include results of the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. Results for the period from February 5, 2004 through September 30, 2004 differ from the ETOP Predecessor primarily as a result of the purchase accounting adjustments recorded upon the acquisition of ElderTrust. See “Note 3—Merger of ElderTrust” of the Notes to Condensed Consolidated Financial Statements.

Revenues

Rental revenues were $12.9 million and $14.2 million for the nine months ended September 30, 2004 and 2003, respectively. Rental revenues attributable to Genesis totaled 48.0% and 46.6% of total rental revenues for the nine months ended September 30, 2004 and 2003, respectively. Rental revenues attributable to Benchmark totaled 30.1% and 32.9% of total rental revenues for the nine months ended September 30, 2004 and 2003, respectively. The decrease in rental revenues is primarily due to rent reductions under the Benchmark Agreement and Genesis Agreement as previously described.

Expenses

Interest expense, which includes amortization of deferred financing costs of $0.3 million for the nine months ended September 30, 2003, was $5.0 million and $6.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease is primarily due to lower principal balances on debt during the first nine months of 2004 as compared to the comparable period in 2003.

Depreciation expense was $4.1 million and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease is primarily due to purchase accounting adjustments and differences in accounting treatment of real estate properties relative to that of the ETOP Predecessor.

General and administrative expenses were $1.2 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2003, the Partnership recognized approximately $1.3 million of severance expense related to the resignation of the former chief executive officer and president of the Partnership.

During the nine months ended September 30, 2003, the Partnership recognized a gain of $1.9 million from the extinguishment of the debt related to the Pennsburg property.

Discontinued Operations

Discontinued operations for the nine months ended September 30, 2003 represents the operating results of the following properties: Meridian 7, Harston Hall, Liberty Court, Phillipsburg, Pleasant View, Riverview Ridge and Willowbrook. The Salisbury Medical Office Building was sold during March 2003. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Partnership’s principal sources of liquidity were derived from cash flow from operations, proceeds from the sale of the Riverview Ridge property in January 2004 and cash on hand remaining from the proceeds received from the sale of properties in the quarter ended December 31, 2003.

The Partnership had cash and cash equivalents of $0.7 million and restricted cash of $6.7 million as of September 30, 2004.

Net cash provided by operating activities was $5.9 million and $13.4 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease is primarily due to decreased rent as a result of the Genesis Agreement and Benchmark Agreement described above as well as the sale of various properties during 2003. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by investing activities was $2.8 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash flows was primarily due to decreased capital expenditures during the nine months ended September 30, 2004.

Net cash used in financing activities was $33.6 million for the nine months ended September 30, 2004 compared to $18.9 million for the corresponding period in 2003. This increase is primarily the result of $36.5 million of cash distributions to partners, partially offset by proceeds of $7.5 million received from the issuance of the Note (as defined below) and lower principal payments on mortgages and bonds payable. In conjunction with the sale of the Harston Hall property, approximately $14.0 million of non-recourse debt was satisfied in full for a payment of $11.5 million during the nine months ended September 30, 2003.

ET Sub-Woodbridge, L.P., a direct subsidiary of the Partnership, is the obligor under the debt documents secured by the Woodbridge property (the “Woodbridge Bonds”). An event of default has existed under the Woodbridge Bonds since 2002. The event of default is the result of the failure of ET Sub-Woodbridge, L.P. to maintain a debt service coverage ratio of at least 1.00:1.00 on the compliance date. The Partnership believes that the Bondholders of the Woodbridge Bonds (the “Bondholders”) have the right to call the Woodbridge Bonds at any time as a result of the event of default at 103% of par. The Partnership has not received a formal waiver from the Trustee with respect to such event of default. However, the Partnership believes that the Bondholders have instructed the Trustee not to take action on the event of default at this time. The next compliance date with respect to the Woodbridge Bonds is December 31, 2004, and the Partnership expects to continue to be in default at that time. The Woodbridge Bonds have a current outstanding principal balance of $9.4 million. The Woodbridge Bonds are prepayable on August 1, 2005 at 103% of par.

On April 26, 2004, the Partnership issued a promissory note (the “Note”) in the amount of $7.5 million to Ventas Realty, Limited Partnership, a wholly owned direct subsidiary of Ventas. Under the terms of the Note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The Note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the Note is due.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on the Partnership’s future cash flow as of September 30, 2004 (in thousands):

	Payments due by Period
	Total	2004		2005	2006	2007	2008	Thereafter
Long-term debt obligations (1)	$138,761	$11,196	(2)	$6,505	$6,505	$6,505	$6,505	$101,545
Operating lease obligations	530	43		173	178	136	—	—

Total	$139,291	$11,239		$6,678	$6,683	$6,641	$6,505	$101,545

(1)	Amounts represent contractual amounts due, including interest.
(2)	Includes $9.5 million, representing the full amount payable by the Partnership should the Bondholders call the Woodbridge Bonds as a result of the event of default.

As of September 30, 2004, the Partnership’s commercial commitments consisted of the following:

•	The Partnership provided one letter of credit amounting to $0.5 million in connection with the Woodbridge Bonds.

•	The Partnership entered into an agreement in 1998 with respect to the Cleveland Circle, Vernon Court and Cabot Park properties (collectively, the “NDNE Properties”) that allows all deductions for depreciation and low income housing tax credits (“LIHTC”) on the NDNE Properties to be allocated to the holders of the Class C (LIHTC) Units of limited partnership interest of the Partnership through 2012. The Partnership entered into an additional agreement in 2003 which modifies certain provisions of the 1998 agreement relating to these allocations of deductions for depreciation and tax credits. The 2003 agreement states that, in the event of a tax detriment acceleration event, the Partnership must promptly pay to the holders of the Class C (LIHTC) Units a penalty in an amount equal to the excess of (a) the discounted present value of the actual tax liability to the holders of the Class C (LIHTC) Units, as of December 1, 1998, discounted for the period beginning December 1, 1998 and ending on the date of the tax detriment acceleration event over (b) the actual tax liability to the holders of the Class C (LIHTC) Units, as of December 1, 1998, discounted for the period beginning December 1, 1998 and ending on December 31, 2013. A tax detriment acceleration event means any action taken by the Partnership, ElderTrust or Ventas without the consent of the holders of Class C (LIHTC) Units which prior to December 31, 2013 causes the holders of Class C (LIHTC) Units to recognize tax liability either attributable to the historical allocations to them of Partnership depreciation deductions or which constitutes a “credit recapture amount” pursuant to Section 42(j) of the Internal Revenue Code (the “Code”). Such tax detriment acceleration events include:

(1)	a disposition of the NDNE Properties that results in a special allocation of taxable income to the holders of Class C (LIHTC) Units or results in a “credit recapture amount”;

(2)	a termination or modification of the terms of the capital account deficit restoration obligation of the holders of Class C (LIHTC) Units that results in a special allocation of taxable income or results in the recognition of taxable income pursuant to Section 752(b) of the Code;

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Partnership generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Partnership would be required to refinance such debt. The book value of the Partnership’s fixed rate debt at September 30, 2004 was $85.1 million, which approximates the fair market value of such debt.

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the impact on the fair value of the fixed rate debt of a hypothetical instantaneous change of 100 basis points (BPS) of interest rates as of September 30, 2004 (in thousands):

Fixed Rate Debt
Book Value	$85,108
Fair Value to the Partnership	85,108
Fair Value to the Partnership Reflecting Change in Interest Rates:
- 100 BPS	$91,104
+100 BPS	79,657

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

ITEM 4. CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Partnership’s general partner, of the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner has each concluded that the Partnership’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Partnership in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

No change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K EXHIBITS

Exhibit Number	Description of Document
4.1	Indenture, dated October 15, 2004 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Partnership and the other Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By:	ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and
Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Indenture, dated October 15, 2004 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, the Partnership and the other Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.