Form 10-K
period 2004-12-31
ElderTrust Operating Limited Partnership
filed 2005-03-23
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:	333-89312-02
333-90756-03
333-101598-03
333-107942-05
333-119261-27
333-120642-27

ELDERTRUST OPERATING LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2915846
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10350 Ormsby Park Place, Suite 300, Louisville, Kentucky	40223
(Address of Principal Executive Offices)	(Zip Code)

(502) 357-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Ventas, Inc., directly and indirectly through its wholly owned subsidiary, ElderTrust, owns 99.6% of the partnership interests in the Registrant. The aggregate market value of the partnership interests held by non-affiliates of the Registrant as of June 30, 2004 was approximately $0.4 million, based upon the price of $12.50 per unit at which Ventas, Inc. purchased, on February 5, 2004, its partnership interests. The partnership interests held by non-affiliates of the Registrant consist of 31,455 Class C limited partnership units, all of which remain outstanding to date.

Portions of Ventas, Inc.’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated, the terms “the Partnership,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries. All references to periods prior to February 5, 2004, the date on which we were acquired by Ventas, Inc. (“Ventas”), refer to the activities of our predecessor (the “ETOP Predecessor”).

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include, without limitation: (a) the ability and willingness of our tenants and operators, including Genesis Health Ventures, Inc. (“Genesis Health”), Genesis HealthCare Corporation (“Genesis HealthCare”) and entities in which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare unless the context otherwise requires, “Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under their leases and other agreements with us and their existing credit agreements; (b) the nature and extent of future competition; (c) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (d) increases in our cost of borrowing; (e) the ability of our operators to deliver high quality care and to attract patients; (f) the results of litigation affecting us; (g) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (h) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (i) the movement of interest rates; (j) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and (k) the impact on the liquidity, financial condition and results of operations of our operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators to accurately estimate the magnitude of these liabilities. Many of these factors are beyond the control of our management.

PART I

ITEM 1. Business

BUSINESS

Overview

We are a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2004, our consolidated assets included 18 properties, located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $155.7 million. With the exception of the office buildings, the properties are leased back to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases. Skilled nursing facilities and independent living facilities comprised approximately 41.5% of our consolidated assets at December 31, 2004.

As of December 31, 2004, approximately 51.8% and 34.0% of our real estate properties, based on their original cost, were leased to or managed by Genesis and Benchmark, respectively. Approximately 47.8% and 29.8% of our total rental income for the year ended December 31, 2004 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their respective lease obligations. Any failure of Genesis or Benchmark to continue its operations and/or continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

We operate through one segment, which consists of financing and owning healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Genesis and Benchmark. See our Consolidated Financial Statements and notes thereto, including “Note 2—Summary of Significant Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Portfolio of Properties

The following table provides an overview of our portfolio of properties as of and for the year ended December 31, 2004:

	Year Ended December 31, 2004
Portfolio by Type	# of Properties	# of Beds/Units	Revenue	Percent of Total Revenues		Original Investment	Percent of Original Investment	Original Investment Per Bed/Unit	Number of States (a)
	(dollars in thousands)
Senior housing facilities	10	969	$8,720	50.0%		$89,454	55.6%	$92.3	2
Skilled nursing facilities	5	781	5,603	32.1%		53,924	33.6%	69.0	2
Other facilities	3	nm	2,946	16.9%		17,392	10.8%	nm	2

Total	18		$17,269	99.0	%(b)	$160,770	100.0%

(a)	As of December 31, 2004, we had senior housing and skilled nursing facilities located in three states operated by three different operators.
(b)	The remainder of our total revenues is interest and other income.
nm	Not meaningful.

Senior Housing Facilities

Our assisted and independent living facilities offer residential units on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Residents of these facilities are provided meals in a central dining area and engage in group activities organized by the staff. Assisted living residents may also be provided personal supervision and daily assistance with eating, bathing, grooming and administering medication that make it possible for them to live independently.

Skilled Nursing Facilities

Our skilled nursing facilities typically provide nursing care services to the elderly and rehabilitation and restoration services, including physical, occupational and speech therapies, and other medical treatment for patients and residents who do not require the high technology, care-intensive setting of an acute care or rehabilitation hospital.

Other Facilities

Our other facilities consist of medical office buildings, which offer office space primarily to physicians and other healthcare-related businesses, and one financial office building.

Geographic Diversification

The following table shows our rental income derived by geographic location for the year ended December 31, 2004:

	For the Year Ended December 31, 2004
	Rental Income	Percent of Total Revenues
State	(dollars in thousands)
Massachusetts	$5,687	32.6%
New Jersey	1,475	8.5%
Pennsylvania	10,107	57.9%

Total	$17,269	99.0	%(a)

(a)	The remainder of our total revenues is interest and other income.

Dependence on Genesis and Benchmark

For the years ended December 31, 2004 and 2003, Genesis accounted for approximately 47.8% and 49.9%, respectively, and Benchmark accounted for approximately 29.8% and 32.5%, respectively, of our total rental income, excluding discontinued operations. As of December 31, 2004, approximately 51.8% and 34.0% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively.

At December 31, 2004, we had 10 separate single facility leases with Genesis, providing for aggregate, annual cash rent of approximately $7.8 million, subject to escalation as provided therein, and four separate single facility leases with Benchmark, providing for aggregate, annual cash rent of approximately $4.8 million, subject to escalation as provided therein. Each of our leases with Genesis and Benchmark is a “triple-net” lease, pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the property. All but one of our leases with Genesis have minimum annual rent escalators of 1.5%, and the remaining lease contains a contingent escalator based on the year-over-year change in facility revenue. All but one of our leases with Benchmark have minimum annual rent escalators of 2.0%, and the remaining lease does not contain an escalator. The expirations of the initial terms of our Genesis and Benchmark leases range from January 2008 to June 2015, and all provide for renewal periods aggregating 10 years.

As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. See “Risk Factors—We are dependent on Genesis and Benchmark; the inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations.”

Competition

We compete for real property investments with healthcare providers, healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower cost of capital than we do. Our ability to continue to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us.

The operators of our properties compete on a local and regional basis with other healthcare operators. Their ability to compete successfully for patients at our facilities depends upon several factors, including the quality of care at the facility, the scope of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on our operators to compete successfully for patients at the properties. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.”

Employees

We are managed by ElderTrust, our general partner, and Ventas, and, therefore, as of December 31, 2004, we had no employees. The employees of Ventas act as our employees.

Insurance

We maintain and/or require in our leases that our tenants maintain liability and casualty insurance on the properties and their operations. However, we cannot assure you that our tenants will maintain such insurance, and any failure by our tenants to do so could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”). We believe that our tenants are in substantial compliance with the insurance requirements contained in their respective leases with us.

We believe that the amount and scope of insurance coverage provided by our own and our tenants’ policies is customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage.

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums for such insurance coverage have increased dramatically. As a result, many healthcare operators may incur large funded and unfunded professional liability expense, which could have a material adverse effect on the liquidity, financial condition and results of operations of the healthcare providers. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants will continue to carry the insurance coverage required under the terms of their leases with us or that we will continue to require the same levels of insurance under our leases.

Additional Information

Ventas, our ultimate parent entity, maintains a website at www.ventasreit.com. The information on Ventas’s website is not incorporated by reference in this Annual Report on Form 10-K, and the web address is included as an inactive textual reference only.

Ventas makes available, free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission. We do not make our reports available on Ventas’s website; however, you may obtain copies of our filings with the Commission at the Commission’s website at www.sec.gov. In addition, we will mail copies of the foregoing documents, free of charge, upon request to Corporate Secretary, Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, KY 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of our properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. We cannot assure you that adequate reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

The operators of our properties are subject to other extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, can result in sanctions that include loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect the operators of our properties. The federal laws include:

•	The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs.

•	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) or Medicaid have ownership interests or certain other financial arrangements.

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•	The Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent acts.

•	The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as minimum staffing levels, criminal background checks, and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

Skilled Nursing Facilities

The operators of our skilled nursing facilities (“SNFs”) generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities. A loss of licensure or certification could adversely affect a nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with us.

Assisted Living Facilities

Assisted living facilities (“ALFs”) provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within ALFs by home health providers, close coordination with the resident’s physician and skilled nursing facilities. ALFs are subject to relatively few federal regulations. Instead, they are regulated mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of ALFs around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of ALFs. So far Congress has deferred to state regulation of ALFs. As a result of the increased federal scrutiny along with the rapid increase in the number of ALFs, some states have revised and strengthened their regulation of ALFs. More states are expected to do the same in the future.

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial reimbursement reductions for healthcare operations. For certain healthcare providers, including SNFs, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	Beginning on October 1, 2003, the Center for Medicare & Medicaid Services (“CMS”) instituted a onetime “administrative fix” to increase SNF payment rates by 3.26%; and

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”).

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to providers, including SNFs.

The Medicare and Medicaid programs, including payment levels and methods, are in a state of change and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of our operators and tenants, which could have a material adverse effect on their ability to make rental payments and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Skilled Nursing Facilities

BBA established a prospective payment system for SNFs (“SNF PPS”) offering Part A covered services. Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational therapy, speech therapy and certain covered drugs. Under the SNF PPS, per diem payments are made to nursing home facilities for each resident.

As a result of SNF PPS, Medicare payments to SNFs dropped by 12.5% in 1999. Although there has been some payment relief (as described below), certain of the payment relief provisions have expired, and we cannot assure you that the current reimbursement levels under the SNF PPS will continue or be sufficient to permit our operators to satisfy their obligations, including payment of rent under their leases with us.

In response to widespread healthcare industry concern about the effects of BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until such time as case-mix refinements are implemented by CMS. As explained below, CMS has yet to implement case-mix refinements and, therefore, this 20% temporary per diem add-on has been extended and remains in effect. Under BBRA, outpatient rehabilitation therapy providers received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005.

Passed in December 2000, BIPA provided additional relief from the projected impact of the BBA. BIPA revised the annual market basket update factor upward from “market basket minus 1%” to (a) “market basket” in federal fiscal year 2001, and (b) “market basket minus 0.5%” in federal fiscal years 2002 and 2003. BIPA also increased the per diem reimbursement rates for the rehabilitation-related patient categories by 6.7%, from April 1, 2001 until such time as case-mix refinements are implemented by CMS. As explained below, CMS has yet to implement case-mix refinement and, therefore, this 6.7% temporary payment increase remains in effect.

In August 2003, CMS administratively corrected the market basket inflation adjustment it used in the implementation of SNF PPS as mandated by the BBA. A one-time 3.26% increase to the market basket inflation adjustment was made for all SNF PPS payment rates beginning on October 1, 2003. In addition, in December 2003, the Medicare Modernization Act provided that no reductions should be made to the market basket increases for the SNF PPS rates; therefore 2004 funding was increased by the full market basket of 3%.

During 2003, financial limitations on therapy services became effective. For Part B nursing facility residents, a $1,500 limit was placed on the reimbursement level for physical therapy/speech language pathology services combined and a separate $1,500 limit for occupational therapy. As a result of administrative delays and litigation, this limitation was only effective from September 1, 2003 through December 8, 2003, the effective date of the Medicare Modernization Act, which included a two-year moratorium on the application of therapy caps until December 31, 2005.

On July 29, 2004, CMS announced an update to SNF PPS for the 2005 federal fiscal year (October 1, 2004 through September 30, 2005). Starting October 1, 2004, SNFs received a 2.8% increase in Medicare payments. CMS also announced that the two temporary payment increases—the 20% temporary per diem add-on for certain payment categories and the 6.7% temporary payment increase for other categories, both discussed above—will remain in effect until CMS implements a refined case mix classification system to better account for medically complex patients. Although CMS is actively developing a refined case mix classification system, at this time it cannot be predicted when such system will be announced and implemented, or what the impact of such system will be on the liquidity or profitability of our tenants.

On February 7, 2005, President Bush released his Fiscal Year 2006 Budget to Congress. The 2006 budget projects that CMS will refine SNF PPS in 2006 to ensure appropriate payments for certain high-cost cases, sometimes referred to as “RUGS Refinement,” which is assumed under President Bush’s proposed budget to reduce Medicare payments to SNFs by approximately $1.5 billion dollars in FY 2006 and by $10 billion over the next five years. There can be no assurance when RUGS Refinement may be implemented, or if implemented, what impact RUGS Refinement may have on the liquidity or profitability of our tenants.

There can be no assurances that updates or proposed changes to the SNF PPS or Medicare reimbursement for SNFs will not materially adversely impact our SNF operators which, and in turn, could have a Material Adverse Effect on us. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.”

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our properties. BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to hospitals and nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers. Furthermore, federal legislation restricts a nursing facility operator’s ability to withdraw from the Medicaid Program by restricting the eviction or transfer of Medicaid residents.

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to SNF providers.

In an effort to mitigate the state Medicaid budget crisis, the federal Jobs and Growth Tax Relief Reconciliation Act (“Tax Relief Act”) was enacted on May 28, 2003, which included a $10 billion increase in Medicaid federal funding through federal fiscal year 2004. In addition, the Tax Relief Act provides an additional $10 billion in state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls. These temporary federal funding provisions were successful in mitigating state Medicaid funding reductions through mid-calendar year 2004. However, state budget shortfalls continue, fueled in large part by continuing rapid increases in Medicaid spending.

President Bush’s 2006 Budget recommends Congress make changes to the Medicaid program that are estimated to result in $60 billion in savings to the federal government primarily through the accounting practices some states use to calculate their matched payments. At this time, it is not possible to predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the United States Government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our SNF operators and, in turn, could have a Material Adverse Effect on us.

Nursing Home Quality Initiative

In 2002 HHS launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. Since 2002, investigative and enforcement activities regarding nursing home quality compliance has intensified both on the federal and state administrative levels.

If the operators of our properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators adversely affected, the operators’ ability to make rental payments to us could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate our properties, we may be held jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been a release or threatened release of a hazardous or toxic substance and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons or property. See “Risk Factors—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.”

We are generally indemnified by the current operators of our properties for contamination caused by those operators. Under our leases with Genesis and Benchmark, Genesis and Benchmark have agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, their respective leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date, except in limited circumstances where the condition arises from our acts or omissions. We cannot assure you that Genesis, Benchmark or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Genesis, Benchmark or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “Risk Factors—We are dependent on Genesis and Benchmark; the inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations.” We may be liable for environmental claims at our properties arising from conditions that existed prior to the commencement date of the applicable lease or resulting from our acts or omissions.

We did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances and regulations in 2004 and do not expect that we will have to make any such material capital expenditures during 2005.

RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below; however, this section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. If any of the following risks actually occur, we could be materially and adversely affected.

We are dependent on Genesis and Benchmark; the inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations.

We lease substantially all of our properties to Genesis and Benchmark, and therefore:

•	Genesis and Benchmark were the primary sources of our total revenues in 2004 and 2003; and

•	since our leases with Genesis and Benchmark are triple-net leases, we depend on Genesis and Benchmark to pay for insurance, taxes, utilities and maintenance and repair expenses required in connection with their respective leased properties.

We cannot assure you that Genesis and Benchmark will have sufficient assets, income and access to financing and insurance coverage to enable them to satisfy their obligations under their respective agreements with us. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness on the part of Genesis or Benchmark to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us. See “Business—Dependence on Genesis and Benchmark.”

We may be unable to find another lessee/operator for our properties if we have to replace Genesis, Benchmark or our other operators.

We may have to find another lessee/operator for the properties covered by the leases with Genesis, Benchmark or our other operators upon the expiration of the terms of the applicable lease or upon a default by Genesis, Benchmark or our other operators. During any period that we are attempting to locate one or more lessee/operators there could be a decrease or cessation of rental payments by Genesis, Benchmark or our other operators. We cannot assure you that we will be able to locate another suitable lessee/operator or, if we are successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate another suitable lessee/operator may be significantly delayed or limited by various state licensing, receivership or other laws, as well as by Medicare and Medicaid change-of-ownership rules. In addition, we may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Such delays, limitations and expenses could have a Material Adverse Effect on us and/or materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default.

We are subject to the risks associated with investment in a single industry, the heavily regulated healthcare industry.

All of our investments are in properties used in the healthcare industry; therefore we are exposed to risks associated with the healthcare industry in particular. The healthcare industry is highly regulated and changes in government regulation have in the past had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our lessees/operators. See “Governmental Regulation—Healthcare Regulation.”

Our tenants, including Genesis and Benchmark, may be adversely affected by increasing healthcare regulation and enforcement.

We believe that the regulatory environment surrounding the healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Genesis and Benchmark.

The extensive federal, state and local laws and regulations affecting the healthcare industry include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Federal and state governments have intensified enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See

“Governmental Regulation—Healthcare Regulation.” If our tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations.

We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on Genesis, Benchmark and our other operators, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants.

Our tenants and operators that operate SNFs rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of their revenues. See “Governmental Regulation—Healthcare Regulation.” There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by our tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject Genesis, Benchmark and our other operators to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect their liquidity, financial condition and results of operation.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, Genesis, Benchmark and our other healthcare operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorneys’ fees.

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums on such insurance coverage have increased dramatically. As a result, our operators’ insurance coverage might not cover all claims against them or continue to be available to them at a reasonable cost. If Genesis, Benchmark or our other operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Operators that insure their professional liability risks through their own captive limited purpose entities generally estimate the future cost of professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims and there can be no assurance that such operators’ reserves for future claims will be adequate to cover the actual cost of such claims. If the actual cost of such claims is significantly higher than the operators’ reserves, it could have a material adverse effect on the liquidity, financial condition and results of operation of our operators and their ability to make rental payments to us, which in turn, could have a Material Adverse Effect on us.

Genesis, Benchmark and our other operators may be sued under a federal whistleblower statute.

Genesis, Benchmark and our other operators may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Government Regulation—Healthcare Regulation.” These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any such lawsuits were to be brought against Genesis, Benchmark or our other operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the liquidity, financial condition and results of operation of our operators and their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. While we are generally indemnified by the current operators of our properties for contamination caused by such operators, such indemnities may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation.”

ITEM 2. Properties

As of December 31, 2004, we owned 10 senior housing facilities, five skilled nursing facilities and three other facilities in three states. Certain of our facilities are subject to mortgages.

The following table sets forth certain information regarding the facilities owned by us as of December 31, 2004 for each state in which we own property:

State	Senior Housing Facilities		Skilled Nursing Facilities		Other Facilities
	Number of Facilities	Licensed Beds	Number of Facilities	Licensed Beds
Massachusetts	5	515	—	—	—
New Jersey	—	—	1	153	1
Pennsylvania	5	434	4	628	2

Total	10	969	5	781	3

ITEM 3. Legal Proceedings

We are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our partnership interests. ElderTrust is our sole general partner. As of March 21, 2005, there were 8,080,006 limited and general partnership units (consisting of 7,873 Class A general partnership units, 8,040,688 Class A limited partnership units and 31,445 Class C limited partnership units) outstanding held by three partners of record. Ventas, directly and indirectly through ElderTrust, holds all of the Class A general and limited partnership units, representing 99.6% of the outstanding partnership interests.

Subject to certain limitations in our Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.10% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust, our general partner, has the right to elect to acquire the units directly from the limited partner in exchange for cash or its common shares.

Distributions

Cash distributions and allocations of income (loss) are made as described in “Note 2—Summary of Significant Accounting Policies—Allocation of Net Income (Loss) and Cash Distributions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust, our general partner, on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial information of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. The financial data for the year ended December 31, 2004 includes data from the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements. No financial data is presented for the year ended December 31, 2000 and for the balance sheet as of December 31, 2001, as the information is not available.

		ETOP Predecessor Financial Data
	As of and For the Year Ended December 31,
	2004(1)	2003	2002	2001
	(in thousands, except per unit data)
Operating Data
Rental income	$17,269	$18,722	$16,230	$15,417
General and administrative	1,560	3,524	2,309	3,060
Depreciation and amortization	5,513	5,840	5,051	4,453
Interest expense	6,623	8,016	7,774	10,343
Loss (gain) on extinguishment of debt	8	(1,039)	—	—
Severance expense	—	1,270	—	—
Income (loss) from continuing operations	2,468	1,076	1,079	(694)
Income (loss) from discontinued operations	414	3,374	(336)	1,512
Net income	2,882	4,450	743	818

Net Income Allocation to Partners
Income (loss) from continuing operations allocated to Class A general partner	$2	$1	$1	$(1)
Income (loss) from continuing operations allocated to Class A limited partners	$2,456	$1,071	$1,074	$(690)
Income (loss) from continuing operations allocated to Class C limited partner	$10	$4	$4	$(3)
Net income allocated to Class A general partner	$3	$4	$1	$1
Net income allocated to Class A limited partners	$2,868	$4,429	$739	$814
Net income allocated to Class C limited partner	$11	$17	$3	$3
Net income per Class A general partnership unit	$0.38	$0.50	$0.13	$0.13
Net income per Class A limited partnership unit	$0.36	$0.56	$0.10	$0.11
Net income per Class C limited partnership unit	$0.35	$0.55	$0.10	$0.10

		ETOP Predecessor Financial Data
	As of and For the Year Ended December 31,
	2004(1)	2003	2002	2001
	(in thousands, except per unit data)
Other Data
Net cash provided by operating activities	$8,448	$25,978	$10,846	$10,272
Net cash provided by investing activities	2,723	33,965	582	21,691
Net cash used in financing activities	(35,630)	(41,653)	(6,705)	(32,412)
Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	7,972	7,702	7,544
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Cash distributions per Class A general partnership unit	$37	$4	$—	$—
Cash distributions per Class A limited partnership unit	$38,026	$3,836	$—	$—
Cash distributions per Class C limited partnership unit	$147	$15	$—	$—

Balance Sheet Data
Real estate investments, at cost	$160,769	$180,608	$326,978
Cash and cash equivalents	1,210	25,669	7,379
Investments in and advances to unconsolidated entities, net	—	3,299	2,501
Total assets	164,548	192,183	306,027
Mortgages, note and bonds payable and/or capital lease obligations	77,733	84,445	204,889
Line of credit facility	—	—	3,067
Partners’ capital	74,987	89,914	89,382

(1)	The financial data for the year ended December 31, 2004 includes data from the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of ElderTrust Operating Limited Partnership (together with its subsidiaries, except where the context otherwise requires, “the Partnership,” “we”, “us”, or “our”). This discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. All references to periods prior to February 5, 2004, the date on which we were acquired by Ventas, Inc. (“Ventas”), refer to the activities of our predecessor (the “ETOP Predecessor”). This Management’s Discussion and Analysis should assist with the understanding of:

•	Our critical accounting policies and estimates;

•	Accounting policies adopted in 2004, 2003 and 2002;

•	Results of operations for the last three years; and

•	Our liquidity and capital resources.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires estimates and judgments to be made by management that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.

Long-Lived Assets

Investments in real estate properties are recorded at cost. We account for acquisitions using the purchase method of accounting. The cost of the properties acquired is allocated among tangible land, buildings and improvements and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets acquired as of the acquisition date or engage a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of buildings on an as-if-vacant basis, and amortize the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and amortize such value over the estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjusts the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such adjustment. Future events could occur which would cause management to conclude that impairment indicators exist and an impairment loss is warranted. See “Note 2—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets” of the Notes to Consolidated Financial Statements.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured. See “Note 2—Summary of Significant Accounting Policies—Revenue Recognition” of the Notes to Consolidated Financial Statements.

Adoption of Accounting Policies

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed or are classified as held for sale. The operating results of properties that were disposed of subsequent to January 1, 2002 have been reclassified as discontinued operations in the Consolidated Statements of Operations for each of the three years ended December 31, 2004, 2003 and 2002 included herein. See “Note 5—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Results of Operations

The tables below show our results of operations for each year and the absolute and percentage change in those results from year to year. The results of operations for the year ended December 31, 2004 include the results of the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. Results for the period from February 5, 2004 through December 31, 2004 differ from the ETOP Predecessor primarily as a result of the purchase accounting adjustments recorded upon the acquisition of ElderTrust by Ventas. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		Change
	2004	2003 (a)	$	%
	(dollars in thousands)
Revenues:
Rental income	$17,269	$18,722	$(1,453)	(7.8)%
Interest and other income	175	304	(129)	(42.4)

Total revenues	17,444	19,026	(1,582)	(8.3)
Expenses:
Property operating expenses	1,262	1,230	32	2.6
General, administrative and professional fees	1,560	3,524	(1,964)	(55.7)
Severance	—	1,270	(1,270)	(100.0)
Depreciation and amortization	5,513	5,840	(327)	(5.6)
Interest, including amortization of deferred financing costs	6,623	8,016	(1,393)	(17.4)
Loss (gain) on extinguishment of debt	8	(1,039)	1,047	(100.8)
Loss on sale of long-lived assets	10	—	10	—
Bad debt recovery	—	(890)	890	100.0

Total expenses	14,976	17,951	(2,975)	(16.6)

Income before minority interest and discontinued operations	2,468	1,075	1,393	129.6
Minority interest	—	1	(1)	(100.0)

Income from continuing operations	2,468	1,076	1,392	129.4
Income from discontinued operations	414	3,374	(2,960)	(87.7)

Net income	$2,882	$4,450	$(1,568)	(35.2)%

(a)	The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust, our general partner, on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities.

Revenues

The decrease in 2004 rental income is primarily due to the rent reductions pursuant to our purchase and sale agreement with Benchmark Assisted Living, L.L.C. (“Benchmark”) (as assignee) and our Master Agreement with Genesis Health Ventures, Inc. (“Genesis Health”), Genesis HealthCare Corporation (“Genesis HealthCare”) and entities in which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare unless the context otherwise requires, “Genesis”). See “Note 4—Restructuring Agreements” of the Notes to Consolidated Financial Statements. Rental income, excluding discontinued operations, attributable to Genesis totaled 47.8% and 49.9% of total rental income for the years ended December 31, 2004 and 2003, respectively. Rental income attributable to Benchmark totaled 29.8% and 32.5% of total rental income for the years ended December 31, 2004 and 2003, respectively. In 2003, we received various payments from Genesis for the restructuring of certain leases and various other concessions. These payments were classified as deferred revenue as of December 31, 2003. No liability for deferred revenue exists as of December 31, 2004, as the leases were assumed at fair value in connection with the acquisition of ElderTrust .

The decrease in interest and other income is primarily attributable to lower cash balances on hand during 2004.

Expenses

The decrease in general, administrative and professional fees is primarily attributable to costs of compliance with regulatory requirements such as the Sarbanes-Oxley Act of 2002 during 2003. These costs were allocated to us by our general partner in 2003, but not in 2004.

During the year ended December 31, 2003, we recognized approximately $1.3 million of severance expense related to the resignation of our former chief executive officer and president.

Interest expense includes approximately $37,000 and $391,000 of amortized deferred financing costs for the years ended December 31, 2004 and 2003, respectively. As a result of the ElderTrust acquisition, the previous deferred financing costs are no longer recorded on our Consolidated Balance Sheet. Accordingly, no additional amortization expense occurred subsequent to February 5, 2004. The decrease in interest expense is primarily due to lower debt principal balances during 2004 as compared to 2003. Interest expense includes interest from the $7.5 million promissory note entered into on April 26, 2004 with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas (“Ventas Realty”). Under the terms of this note, interest is paid quarterly at an annual rate of 8.0%, which payments began on July 1, 2004.

During the year ended December 31, 2003, we refinanced our indebtedness and incurred a gain from extinguishment of debt of $1.0 million in conjunction with the refinancing.

During the year ended December 31, 2003, we recovered approximately $0.9 million of previously written off receivables.

Discontinued Operations

Discontinued operations for the year ended December 31, 2003 represents the operating results of the following properties: Salisbury Medical Office Building, Harston Hall, Meridian 7, Liberty Court, Phillipsburg, Pleasant View, Willowbrook and Riverview Ridge. The Salisbury Medical Office Building was sold during March 2003. The Hartson Hall property was sold to Genesis during August 2003. The Meridian 7, Liberty Court, Phillipsburg, Pleasant View, Willowbrook and Riverview Ridge properties were sold to Genesis in conjunction with our Master Agreement with Genesis. These transactions were completed in fourth quarter 2003, with the exception of the Riverview Ridge property, which closed in January 2004. See “Note 5—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		Change
	2003	2002	$	%
	(dollars in thousands)
Revenues:
Rental income	$18,722	$16,230	$2,492	15.4%
Interest from unconsolidated equity investees	—	763	(763)	(100.0)
Interest and other income	304	529	(225)	(42.5)

Total revenues	19,026	17,522	1,504	8.6
Expenses:
Property operating expenses	1,230	1,289	(59)	(4.6)
General, administrative and professional fees	3,524	2,309	1,215	52.6
Severance	1,270	—	1,270	—
Depreciation and amortization	5,840	5,051	789	15.6
Interest, including amortization of deferred financing costs	8,016	7,774	242	3.1
Gain on extinguishment of debt	(1,039)	—	(1,039)	—
Bad debt recovery	(890)	—	(890)	—

Total expenses	17,951	16,423	1,528	9.3

Income before minority interest, equity in losses of unconsolidated entities and discontinued operations	1,075	1,099	(24)	(2.2)
Minority interest	1	1	—	—
Equity in losses of unconsolidated entities, net	—	(21)	21	(100.0)

Income from continuing operations	1,076	1,079	(3)	(0.3)
Income (loss) from discontinued operations	3,374	(336)	3,710	(1104.2)

Net income	$4,450	$743	$3,707	498.9%

Revenues

The increase in 2003 rental income primarily reflects the consolidation during the third quarter of 2002 and January 2003 of four entities in which we obtained a controlling interest and which were previously accounted for under the equity method of accounting. See “Note 1—Description of Partnership” of the Notes to Consolidated Financial Statements. Rental income, including discontinued operations, attributable to Genesis totaled $20.7 million, or 68.8% of total rental income in 2003, compared to $18.3 million, or 82.8% of total rental income in 2002. Rental income attributable to Benchmark totaled $6.1 million, or 32.5% of total rental income in 2003, compared to $3.7 million, or 21.9% of total rental income in 2002.

Interest from unconsolidated equity investees decreased as a result of the consolidation during the third and fourth quarters of 2002 of four investments previously accounted for under the equity method of accounting. The related loans between these companies are now eliminated during consolidation.

Expenses

The increase in general, administrative and professional fees is primarily attributable to costs of compliance with regulatory requirements such as the implementation of certain governance initiatives of the Sarbanes-Oxley Act of 2002.

During the year ended December 31, 2003, we recognized approximately $1.3 million of severance expense related to the resignation of our former chief executive officer and president.

The increase in depreciation and amortization is due to the consolidation during the third quarter of 2002 and January 2003 of four entities in which we obtained a controlling interest and which were previously accounted for under the equity method of accounting. See “Note 1—Description of Partnership” of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2003, we refinanced our indebtedness and incurred a gain from extinguishment of debt of $1.0 million in conjunction with the refinancing.

During the year ended December 31, 2003, we recovered approximately $0.9 million of previously written off receivables.

Discontinued Operations

Discontinued operations for the year ended December 31, 2003 represents the operating results of the following properties: Salisbury Medical Office Building, Harston Hall, Meridian 7, Liberty Court, Phillipsburg, Pleasant View, Willowbrook and Riverview Ridge. The Salisbury Medical Office Building was sold during March 2003. The Hartson Hall property was sold to Genesis during August 2003. The Meridian 7, Liberty Court, Phillipsburg, Pleasant View, Willowbrook and Riverview Ridge properties were sold to Genesis in conjunction with our Master Agreement with Genesis. These transactions were completed in fourth quarter 2003, with the exception of the Riverview Ridge property, which closed in January 2004. See “Note 5—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Asset/Liability Management

Asset/liability management is a key element of our overall risk management program. The objective of asset/liability management is to support the achievement of business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of net income and net worth. The following discussion addresses our integrated management of assets and liabilities. We do not use derivative financial instruments for speculative hedging purposes.

Market Risk

We receive revenue primarily by leasing our assets under leases that are long-term triple net-leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Our bonds payable and substantially all of our mortgage indebtedness bear interest at fixed rates. We do not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk. The fair value of the fixed rate debt approximates net carrying value, based on rates offered for similar arrangements for the indebtedness under the mortgages and notes payable.

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. We generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt.

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2004 (in thousands):

Fixed Rate Debt
Book value	$85,535
Fair value	$85,535
Fair value reflecting change in interest rates:
-100 BPS	$90,803
+100 BPS	$79,580

The fair market value of the fixed rate debt is based on information provided by third parties. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

We may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect our cash flow and our ability to pay our obligations.

Credit Risk

As of December 31, 2004, approximately 51.8% and 34.0% of our properties, based on the original cost of such properties, were operated by Genesis and Benchmark, respectively. Approximately 47.8% and 29.8% of our total rental income for the year ended December 31, 2004 were derived from leases with Genesis and Benchmark, respectively.

Accordingly, Genesis and Benchmark’s financial condition and ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our partners. In addition, any failure by Genesis and Benchmark to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities. See “Risk Factors—We are dependent on Genesis and Benchmark; the inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations,” included in Part I, Item 1 of this Annual Report on Form 10-K, and “Note 7—Concentration of Risk” of the Notes to Consolidated Financial Statements. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

Cash Flows

During 2004, our principal sources of liquidity were derived from cash flow from operations and cash related to proceeds remaining from property sales in the fourth quarter 2003 and January 2004, as discussed previously.

We had cash and cash equivalents of $1.2 million and restricted cash of $6.7 million as of December 31, 2004.

Net cash provided by operating activities was $8.4 million and $26.0 million for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily due to decreased rents as a result of our restructuring agreements Genesis and Benchmark, which included a lease modification/restructuring and consent fee of $12.9 million in 2003. See “Note 5—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Net cash provided by investing activities was $2.7 million and $34.0 million for the years ended December 31, 2004 and 2003, as respectively. The decrease in cash flows was primarily due to proceeds from one property sale in 2004, as compared to seven property sales in 2003. Proceeds received from these sales were $2.8 million and $34.4 million in 2004 and 2003, respectively.

Net cash used in financing activities was $35.6 million and $41.7 million for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily the result of net debt payments of $37.6 million in 2003, compared to net debt issuance of $2.6 million in 2004. This was offset by higher distributions in 2004 of $38.2 million as compared to $3.9 million in 2003.

Mortgages and Bonds Payable

For a description of our long-term obligations, see “Note 8—Mortgages and Bonds Payable” of the Notes to Consolidated Financial Statements.

Debt Guarantees

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009 (the “2009 Notes”), the 9% Senior Notes due 2012 (the “2012 Notes”) and the 6 5/8% Senior Notes due 2014 (the “2014 Notes” and, together with the 2009 Notes and the 2012 Notes, the “Senior Notes”) issued by Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The total aggregate principal amount of Senior Notes outstanding as of December 31, 2004 was $491.0 million. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

Debt Compliance

ET Sub-Woodbridge, L.P. (“Woodbridge”), one of our direct subsidiaries, is the obligor of a $9.1 million bond due 2025 bearing interest at 8.50% and a $0.2 million mortgage loan due 2005 bearing interest at 8.00%. An event of default by Woodbridge existed under this debt on December 31, 2003, as a result of the failure of Woodbridge to maintain a minimum debt service coverage ratio. No action, however, was taken by the debt holders as a result of this default. As of December 31, 2004, we believe Woodbridge was in compliance with all covenants applicable to this debt.

Partner Distributions

The allocation of net income (loss), after the special allocation of depreciation and the low income housing tax credits associated with certain of our properties to the Class C limited partner, is based on each partner’s pro rata share in proportion to its percentage interest as of the last day of the period for which such allocation is being made. Distributions are paid pro rata in proportion to each partner’s respective percentage interest on the partnership record date.

Other

On April 26, 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2004, the note had an outstanding balance of $7.8 million, which included unpaid accrued interest.

Except with respect to our office buildings, capital expenditures to maintain and improve the leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through contributions by our general partner, ElderTrust. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in the future periods (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt obligations (1)	$152,867	$8,056	$16,121	$45,745	(2)	$82,945	(3)
Operating lease obligations	487	173	314	—		—

Total	$153,354	$8,229	$16,435	$45,745		$82,945

(1)	Amounts represent contractual amounts due, including interest.
(2)	Includes $33.1 million in balloon payments due in October and November 2009 on five loans.
(3)	Includes $42.7 million in balloon payments due between October 2022 and January 2037.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth in Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” is incorporated by reference into this Item 7A.

ITEM 8. Financial Statements and Supplementary Data

ElderTrust Operating Limited Partnership

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2004

Partners and Board of Directors

ElderTrust Operating Limited Partnership

We have audited the accompanying consolidated balance sheet of ElderTrust Operating Limited Partnership (the Partnership) as of December 31, 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for the period from February 5, 2004 through December 31, 2004. We have also audited the accompanying consolidated statements of operations, partners’ capital, and cash flows of ElderTrust Operating Limited Partnership (the Predecessor) the period from January 1, 2004 through February 4, 2004. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2004, and the consolidated results of its operations and its cash flows for the period from February 5, 2004 through December 31, 2004, and the consolidated results of operations and cash flows of the Predecessor for the period from January 1, 2004 through February 4, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2005

Report of Independent Registered Public Accounting Firm

The Partners

ElderTrust Operating Limited Partnership:

We have audited the accompanying consolidated balance sheet of ElderTrust Operating Limited Partnership and subsidiaries (the ETOP Predecessor) as of December 31, 2003, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ElderTrust Operating Limited Partnership and subsidiaries (the ETOP Predecessor) as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

April 28, 2004

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except unit amounts)

	2004	ETOP Predecessor 2003
ASSETS
Assets:
Real estate properties, at cost	$144,199	$164,038
Less – accumulated depreciation	(5,026)	(29,959)
Land	16,570	16,570

Net real estate properties	155,743	150,649

Properties held for sale	—	4,971
Cash and cash equivalents	1,210	25,669
Restricted cash	6,705	5,447
Accounts receivable, net of allowance of $3 and $34, respectively	634	186
Prepaid expenses	231	464
Investment in and advances to affiliates	—	3,299
Other assets, net of accumulated amortization and depreciation of $5 and $1,257 in 2004 and 2003, respectively	25	1,498

Total assets	$164,548	$192,183

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgages and bonds payable	$77,733	$84,445
Note payable to affiliate	7,802	—
Liabilities associated with assets held for sale	—	2,597
Accrued interest	703	463
Accounts payable and other accrued expenses	395	1,024
Deferred revenue	—	12,631
Other liabilities	2,928	1,109

Total liabilities	89,561	102,269
Limited partnership interests of third parties at redemption value (representing 264,115 units at December 31, 2003)	—	3,309
Partners’ capital	74,987	86,605

	74,987	89,914

Total liabilities and partners’ capital	$164,548	$192,183

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

		ETOP Predecessor
	For the period from February 5, 2004 through December 31, 2004	For the period from January 1, 2004 through February 4, 2004	For the years ended December 31,
			2003	2002
Revenues:
Rental income	$15,757	$1,512	$18,722	$16,230
Interest, net of amortization of deferred loan origination costs	113	33	276	284
Interest from unconsolidated equity investees	—	—	—	763
Other income	2	27	28	245

Total revenues	15,872	1,572	19,026	17,522

Expenses:
Property operating expenses	1,161	101	1,230	1,289
Interest, including amortization of deferred finance costs	5,665	549	8,016	7,774
Affiliate interest	409	—	—	—
Depreciation and amortization	5,026	487	5,840	5,051
General and administrative	1,360	200	3,524	2,309
Bad debt recovery	—	—	(890)	—
Loss (gain) on debt extinguishment	—	8	(1,039)	—
Loss on sale of fixed assets	—	10	—	—
Severance	—	—	1,270	—

Total expenses	13,621	1,355	17,951	16,423

Income before equity in losses of unconsolidated entities, minority interest and discontinued operations	2,251	217	1,075	1,099

Minority interest	—	—	1	1
Equity in losses of unconsolidated entities, net	—	—	—	(21)

Income from continuing operations	2,251	217	1,076	1,079
Income (loss) from discontinued operations	—	414	3,374	(336)

Net income	$2,251	$631	$4,450	$743

Net income allocated to Class A general partner	$2	$1	$4	$1
Net income allocated to Class A limited partners	2,240	628	4,429	739
Net income allocated to Class C limited partner	9	2	17	3

Net income per Class A general partnership unit	$0.25	$0.13	$0.50	$0.13
Net income per Class A limited partnership unit	0.28	0.08	0.56	0.10
Net income per Class C limited partnership unit	0.29	0.06	0.55	0.10

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	7,972	7,702
Weighted average number of Class C limited partnership units outstanding	31	31	31	31

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Class A General Partnership Units	Class A Limited Partnership Units	Class C Limited Partnership Units	Class A General Partner	Class A Limited Partners	Class C Limited Partner	Loans to Partner for Unit Purchases	Total Partners’ Capital
ETOP Predecessor Balances at January 1, 2002	8	7,424	31	$89	$85,535	$196	$(335)	$85,485
Net income	—	—	—	1	739	3	—	743
Partnership units issued	—	109	—	—	46	—		46
Net loans to partner for unit purchases	—	—	—	—	—	—	148	148
Market adjustment to record partnership units of third parties at redemption value	—	—	—	—	777	—	—	777

ETOP Predecessor Balances at December 31, 2002	8	7,533	31	90	87,097	199	(187)	87,199
Net income	—	—	—	4	4,429	17	—	4,450
Partnership units retired	—	(12)	—	—	(118)	—	—	(118)
Partnership units issued	—	256	—	—	107	—	—	107
Net loans to partner for unit purchases	—	—	—	—	—	—	(52)	(52)
Market adjustment to record partnership units of third parties at redemption value	—	—	—	—	(1,126)	—	—	(1,126)
Distributions	—	—	—	(4)	(3,836)	(15)	—	(3,855)

ETOP Predecessor Balances at December 31, 2003	8	7,777	31	90	86,553	201	(239)	86,605
Net income	—	—	—	1	628	2	—	631
Market adjustment to record partnership units of third parties at redemption value	—	—	—	—	(35)	—	—	(35)
Distributions	—	—	—	(1)	(1,287)	(5)	—	(1,293)

ETOP Predecessor Balances at February 4, 2004	8	7,777	31	$90	$85,859	$198	$(239)	$85,908

Balances at February 5, 2004	8	8,041	31	$109	$109,124	$420	$—	$109,653
Net income	—	—	—	2	2,240	9	—	2,251
Distributions	—	—	—	(36)	(36,739)	(142)	—	(36,917)

Balances at December 31, 2004	8	8,041	31	$75	$74,625	$287	$—	$74,987

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		ETOP Predecessor
	For the period from February 5, 2004 through December 31, 2004	For the period from January 1, 2004 through February 4, 2004	For the years ended December 31,
			2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,251	$631	$4,450	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,026	484	9,699	7,614
Bad debt recovery	—	—	(890)	—
Loss on impairment of long-lived assets	—	—	2,491	2,434
Gain on sale of property, plant and equipment	—	(293)	(822)	—
Gain on debt extinguishment	—	(112)	(1,657)	—
Lease modification/restructuring and consent fee	—	—	12,892	—
Straight-lining of rental revenue	(515)	—	(133)	—
Minority interest and equity in (gains) losses from unconsolidated entities	—	—	(1)	1,363
Net changes in assets and liabilities:
Net (increase) decrease in restricted cash	(1,192)	(3)	2,436	179
(Increase) decrease in accounts receivable and prepaid expenses	(171)	210	(160)	(799)
Increase (decrease) in accounts payable and accrued expenses	1,969	(636)	950	400
Decrease in security deposits	—	—	(1,332)	(145)
Increase in deferred lease costs	—	—	(610)	(154)
Other	—	799	(1,335)	(789)

Net cash provided by operating activities	7,368	1,080	25,978	10,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of unconsolidated entities	—	—	18	495
Cash paid to acquire unconsolidated entities	—	—	—	(85)
Capital expenditures	(83)	—	(439)	(533)
Proceeds from the sale of rental properties	—	2,806	34,386	—
Proceeds from collection on advances to unconsolidated entities	—	—	—	705

Net cash (used in) provided by investing activities	(83)	2,806	33,965	582

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred finance costs	—	—	(64)	(525)
Borrowings under guidance line/bank credit facility	—	—	5,500	3,067
Payments under guidance line/bank credit facility	—	—	(8,567)	(7,370)
Payments on long-term debt	(4,678)	(242)	(4,673)	(1,784)
Issuance of note payable	7,500	—	—	—
Payments for other debt extinguishment	—	—	(29,882)	—
Distributions to unit holders	(36,917)	(1,293)	(3,855)	—
Distributions to minority interests	—	—	—	(3)
Other	—	—	(112)	(90)

Net cash used in financing activities	(34,095)	(1,535)	(41,653)	(6,705)

Net (decrease) increase in cash and cash equivalents	(26,810)	2,351	18,290	4,723
Cash and cash equivalents, beginning of period	28,020	25,669	7,379	2,656

Cash and cash equivalents, end of period	$1,210	$28,020	$25,669	$7,379

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1–Description of Partnership

ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust.” All references to periods prior to February 5, 2004 refer to the activities of the Partnership’s predecessor (the “ETOP Predecessor”).

Prior to September 2002, the Partnership had investments in four unconsolidated entities, which were accounted for under the equity method. As of September 30, 2002, the Partnership had acquired the remaining interest in three of these entities. The Partnership acquired the remaining interest in the fourth entity at the beginning of the first quarter 2003.

As of December 31, 2004, the Partnership’s consolidated assets included 18 properties, located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $155.7 million. With the exception of the office buildings, the properties are leased back to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases. Triple-net and absolute-net leases dictate that costs associated with operating the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

As of December 31, 2004, approximately 51.8% and 34.0% of the Partnership’s real estate properties, based on their original cost, were leased to or managed by Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corp. (“Genesis HealthCare”) or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare unless the context otherwise requires, “Genesis”) and Benchmark Assisted Living, LLC (“Benchmark”), respectively. As a result of these relationships, the Partnership’s revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their respective lease obligations. Any failure of Genesis or Benchmark to continue its operations and/or continue to make lease payments to the Partnership could have a significant adverse impact on the Partnership’s operations and cash flows. See “Note 7– Concentration of Risk” for additional information.

Note 2–Summary of Significant Accounting Policies

Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options.

In November 2003, FASB issued a FASB Staff Position (“FSP”) 150-3 indefinitely deferring the application of a portion of SFAS No. 150 with respect to minority interests in consolidated ventures entered into prior to November 5, 2003. While there is no financial statement impact, FSP 150-3 does require disclosure of the fair value of the minority interest in consolidated ventures as of the balance sheet date. At December 31, 2003, the ETOP Predecessor held interests in three joint ventures with finite lives that had minority interests. The carrying and fair values of these interests were de minimis at December 31, 2003.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to restrict the classification of the gains or losses as extraordinary. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” were adopted beginning in 2002 with retroactive application for all periods presented. The application of SFAS No. 145 in 2003 resulted in the classification of approximately $1.0 million of gain from extinguishment of debt as a component of income from continuing operations in the consolidated financial statements for the year ended December 31, 2003.

Basis of Presentation

The consolidated financial statements include the accounts of ElderTrust Operating Limited Partnership and all of its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Partnership has one primary reportable segment, which consists of financing and owning healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties, primarily Genesis and Benchmark. See “Note 7—Concentration of Credit Risk.” Substantially all of the Partnership’s leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of the three office buildings, the Partnership does not operate its facilities nor does it allocate capital to maintain its properties. Substantially all depreciation and interest expenses reflected in the Consolidated Statements of Operations relate to the Partnership’s investment in real estate.

The purchase method of accounting was used to record the Partnership’s assets acquired and liabilities assumed by ElderTrust, its general partner, on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of rental revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

The Partnership recognizes revenue as earned over the terms of the related leases, which are treated as operating leases. Real estate properties are leased to operators primarily on a long-term triple-net lease basis. Two of the Partnership’s leases provide for rents based on a specific percentage of facility operating revenues with no required minimum rent (“percentage rent leases”). In 2003, a majority of the leases with Genesis were restructured to include a base rent, increasing by the greater of 1.5% or one-half of the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding year. Other remaining leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the CPI for the immediately preceding year (“minimum rent leases”). All three types of leases are triple-net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The remaining leases (“fixed rent leases”) are with tenants in medical office and other buildings and provide for specific annual rents, subject to annual increases in some of the leases.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease payments are recognized as revenue in accordance with lease terms. Certain of the leases provide for scheduled annual rent increases. The Partnership reports base rental revenue on these leases using the straight-line method over the term of the respective leases. The Partnership records an unbilled rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements. For push-down accounting purposes, the straight-line amount was computed from February 5, 2004, the date of the ElderTrust acquisition.

The Partnership recognizes income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash represents bond and operating reserve funds required in connection with outstanding debt issues, security deposits, letters of credit and mortgage escrow accounts.

Long-Lived Assets

Investments in real estate properties are recorded at cost. The Partnership accounts for acquisitions using the purchase method of accounting. The cost of the properties acquired is allocated among tangible land, buildings and improvements and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No. 141, “Business Combinations.” The Partnership estimates fair values of the components of assets acquired as of the acquisition date or engages a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

The Partnership’s method for determining fair value varies with the categorization of the asset acquired. The Partnership estimates the fair value of its buildings on an as-if-vacant basis, and amortizes the building value over the estimated remaining life of the building. The Partnership determines the allocated value of other fixed assets based upon the replacement cost and amortizes such value over their estimated remaining useful lives. The Partnership determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Partnership’s portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Partnership also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Partnership amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. No value was ascribed to intangibles in the ElderTrust acquisition.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation for buildings is recorded on a straight-line basis, using estimated useful lives determined to be 30 years at the date of the ElderTrust acquisition.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as rental property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Future events could occur that would cause the Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

Deferred Financing Costs

Deferred financing costs, included in other assets on the Consolidated Balance Sheet, are incurred in the process of obtaining financing for the Partnership. The Partnership amortizes these costs, as a component of interest expense, over the terms of the related borrowing using a method that approximates the interest method. Amortization of these costs was approximately $42,000, $391,000 and $500,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Partnership had no deferred financing costs on its Consolidated Balance Sheet.

Deferred Rent and Consent Fees

In 2003, the Partnership received various payments from Genesis for the restructuring of certain leases and various other concessions. These payments relate to prospective changes in the related leases, including reductions in monthly rental amounts, changes to lease termination dates, and changes to the lease guarantor. Accordingly, the cash received in consideration of these modifications is recognized in rental income on a straight-line basis over the life of the respective leases. See “Note 4—Restructuring Agreements.” No liability for deferred revenue exists as of December 31, 2004, as the leases were assumed at fair value in connection with the ElderTrust acquisition.

Allocation of Net Income (Loss) and Cash Distributions

The allocation of net income (loss), after the special allocation of depreciation and the low income housing tax credits associated with certain of the Partnership’s properties to the Class C limited partner, is based on each partner’s pro rata share in proportion to their respective percentage interest as of the last day of the period for which such allocation is being made.

Distributions are paid pro rata in proportion to each partner’s respective percentage interest on the partnership record date.

Discontinued Operations

The results of operations and gain or loss on real estate properties sold or held for sale are reflected in the Consolidated Statements of Operations as “discontinued operations” for all periods presented, as applicable. Interest expense allocated to discontinued operations has been estimated in proportion to rental income on all facilities of the Partnership.

Income Taxes

The Partnership is not subject to federal or state income taxes. The taxable income or loss is passed through to the holders of partnership interests for inclusion on their applicable income tax returns.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Partnership has one reportable segment, which consists of financing, owning and leasing healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties.

Note 3–Merger of ElderTrust

On February 5, 2004, Ventas acquired all of the outstanding common shares of ElderTrust in an all-cash transaction valued at $184.0 million. At the close of the ElderTrust acquisition, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust acquisition was approximately $160.0 million. Concurrent with the consummation of the ElderTrust acquisition, Ventas also purchased all of the limited partnership units in the Partnership then held by third parties at $12.50 per unit, other than 31,455 Class C limited partnership units, which remain outstanding. The Partnership owns directly or indirectly all of the ElderTrust properties.

Ventas accounted for the ElderTrust acquisition under the purchase method. As a result, the Partnership’s assets and liabilities were adjusted to reflect the fair value as of the date of the acquisition. The following table summarizes the assets acquired and liabilities assumed by the general partner of the Partnership on February 5, 2004 (in millions):

Land	$17
Buildings and improvements	144
Cash and cash equivalents	28
Other assets	5

Total assets acquired	194

Notes payable and other debt	83
Accounts payable and other accrued liabilities	2

Total liabilities assumed	85

Net assets acquired	109
Less cash acquired	(28)

Net cash paid	$81

Note 4–Restructuring Agreements

In 2003, the Partnership entered into an agreement with Genesis to restructure their business relationship in contemplation of Genesis Health’s spin-off of its ElderCare division, which leased certain of the Partnership’s assets. The spin-off was completed on December 1, 2003.

Transactions Under the Crozer/Genesis Agreement

On August 11, 2003, the Partnership completed the restructuring of lease transactions with Crozer/Genesis ElderCare Limited Partnership (“Crozer”), including the satisfaction of its $14 million, non-recourse loan secured by two of the Partnership’s properties for a cash payment of $11.5 million. This transaction resulted in gain on debt extinguishment of $2.5 million, $0.6 million which is included in discontinued operations and $1.9 million which is included in gain on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2003. Under the terms of the agreements with Crozer, one property was sold to Genesis for $2.6 million, and the annual rent on the other property was reduced to $656,000 per year in exchange for a one-time payment by Genesis of $2.5 million. The Partnership recorded an impairment charge on the sold property of $1.8 million upon the determination that the property was held for sale and a gain of approximately $0.6 million corresponding to the amount of debt forgiven by the lender in connection with the satisfaction of the related mortgage loan when the property was sold.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the leases with respect to three other properties were extended for approximately 12 years, and certain other changes were made to the leases, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1, and the addition of lease guarantees by Genesis Health. The leases are guaranteed by Genesis HealthCare subsequent to the spin-off.

Transactions under the Genesis Master Agreement and the Benchmark Agreement

In September 2003, the Partnership entered into a definitive Master Agreement with Genesis (the “Genesis Agreement”) and a purchase and sale agreement with Genesis Eldercare Partnership of New England, L.P. (“NDNE”) (the “Benchmark Agreement”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the agreement, NDNE assigned its leasehold interests in four properties to Benchmark, annual rents under the leases were reduced by $1,380,000 per year and terms of the leases were extended 10 years to end in 2013. Additionally, Benchmark has the option to acquire on the fifth and tenth lease anniversary dates three of the properties, and an option to acquire the fourth property at any time during the lease term. The leases have limited guarantees equal to one year’s rent provided by AEW Partners IV, a significant investor in Benchmark.

Under the terms of the Genesis Agreement, on October 29, 2003 the Partnership sold one property to Genesis for approximately $10.3 million. Annual rentals under the modified leases on two properties were reduced by $0.7 million and the terms of the leases were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

On November 7, 2003, Genesis purchased the Partnership’s ownership interest in Meridian, which is the prime lessee on seven properties subleased to Genesis and accounted for by the Partnership as capital leases (“Meridian 7”) for approximately $93.4 million, including $18.0 million in cash and the assumption by Genesis of approximately $75.4 million of debt and lease obligations.

On December 12, 2003, the Partnership sold two properties to Genesis for approximately $1.5 million and $3.4 million, respectively.

On December 23, 2003, the Partnership sold another property to Genesis for approximately $4.6 million, including the transfer of approximately $3.7 million of mortgage debt to Genesis.

On January 30, 2004, the Partnership sold a final property to Genesis for approximately $5.1 million including the assumption of debt of $2.4 million.

In addition to the transactions listed above, Genesis agreed to pay a $5.0 million consent fee to the Partnership immediately upon completion of the spin-off. Following the spin-off, the Partnership changed the guarantor from Genesis Health to Genesis HealthCare on the six remaining leases with Genesis, and made certain other modifications to those leases. The Partnership received $4.7 million during December 2003 with the balance ($0.3 million) being paid upon the completion of the Riverview Ridge sales transaction in January 2004.

There can be no assurance that Genesis and Benchmark will have sufficient assets, income and access to financing to enable them to satisfy obligations under their respective leases. The inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its lease could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Partnership and its ability to service its indebtedness and other obligations.

Note 5–Discontinued Operations

The Salisbury Medical Office Building (“SMOB”), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Partnership sold SMOB for approximately $1.0 million. These proceeds were used to pay off the $1.0 million of debt secured by the property.

On August 13, 2003, the Harston Hall property, located in Flourtown, Pennsylvania, was sold to Genesis for approximately $2.6 million. The $14.0 million non-recourse debt secured by the Harston Hall and Pennsburg properties was satisfied in full for a payment of $11.5 million prior to the sale. The extinguishment of the Harston Hall portion of the debt resulted in a gain of $0.6 million, which is included in discontinued operations.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2003, the Partnership entered into the Genesis Agreement with Genesis. Under the terms of the Genesis Agreement, five properties (Liberty Court, also known as Rittenhouse, Willowbrook, Phillipsburg, Riverview Ridge and Pleasant View) were sold to Genesis. Among other transactions, Genesis purchased the ownership interest in the Partnership subsidiary ET Sub-Meridian Limited Partnership, L.L.P. (Meridian) that is the prime lessee on seven properties currently subleased to Genesis and accounted for by the Partnership as capital leases (Meridian 7). All 12 of these properties were accounted for as discontinued operations at December 31, 2003. All of these transactions were completed in the fourth quarter of 2003 with the exception of the Riverview Ridge property, which closed on January 30, 2004.

Set forth below is a summary of the results of operations of the sold and held for sale facilities during the period from January 1, 2004 through February 4, 2004 and the years ended December 31, 2003 and 2002:

	ETOP Predecessor
	For the period from January 1, 2004 through February 4, 2004	For the years ended December 31,
		2003	2002
	(in thousands)
Revenues:
Rental income	$45	$11,391	$5,859
Interest and other income	335	1,837	2,192

Total revenue	380	13,228	8,051

Expenses:
Interest	18	5,273	2,416
Depreciation and amortization	—	3,432	2,085
Property operating expense	—	24	55
General and administrative	2	75	53
Loss on impairment of assets	—	2,491	2,434
Gain on debt extinguishment	(116)	(619)	—
Loss (gain) on sale of real estate	62	(822)	—

Total expenses, net	(34)	9,854	7,043

Income before equity in losses of unconsolidated entities	414	3,374	1,008

Equity in losses of unconsolidated entities	—	—	(1,344)

Income (loss) from discontinued operations	$414	$3,374	$(336)

Note 6–Real Estate Investments

As of December 31, 2004, the Partnership owned 18 real estate properties located in three states. The properties include nine assisted living facilities with a total of 869 beds, one independent living facility with 100 beds, five skilled nursing facilities with a total of 781 beds and three office buildings. The Partnership leases its assisted living, independent living and skilled nursing facilities to operators pursuant to long-term triple-net leases.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, future minimum lease payments were as follows (in thousands):

2005	$16,408
2006	15,959
2007	15,518
2008	14,410
2009	13,319
Thereafter	52,822

$128,436

Note 7–Concentration of Credit Risk

The Partnership’s consolidated revenues are based primarily on the revenues derived from Genesis and Benchmark. Revenues from continuing operations recorded by the Partnership under leases with and loans to Genesis were approximately $8.3 million, $9.3 million and $9.5 million in 2004, 2003 and 2002, respectively. Revenues from Genesis which includes discontinued operations were approximately $8.3 million, $20.2 million and $18.3 million in 2004, 2003 and 2002, respectively. The Partnership’s equity in net losses of unconsolidated entities (see “Note 1–Description of Partnership”) derived from arrangements with Genesis totaled approximately $1.5 million in 2002. Approximately $1.3 million of losses related to Meridian were included in discontinued operations in conjunction with SFAS No. 144 in 2002. The Partnership did not have any equity in net earnings or losses of unconsolidated entities derived from arrangements with Genesis subsequent to October 1, 2002. Revenues from Benchmark were approximately $5.2 million, $6.1 million and $3.7 million in 2004, 2003 and 2002, respectively.

Genesis HealthCare is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Genesis HealthCare provided in this Annual Report on Form 10-K is derived from filings made by Genesis HealthCare with the Commission or other publicly available information, or has been provided by Genesis HealthCare. The Partnership has not verified this information either through an independent investigation or by reviewing Genesis HealthCare’s public filings. The Partnership has no reason to believe that this information is inaccurate in any material respect, but the Partnership cannot be certain that all of this information is accurate. Genesis HealthCare’s filings with the Commission can be found at the Commission’s website at www.sec.gov. The Partnership is providing this data for informational purposes only, and encourages readers to obtain Genesis HealthCare’s publicly available filings from the Commission.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8–Mortgages and Bonds Payable

The following is a summary of mortgages and bonds payable at December 31, 2004 and 2003, with the net book value of the assets mortgaged for the applicable properties (dollars in thousands):

Property	Effective Interest Rate			Maturity Date	Balance at December 31, 2004	Balance at December 31, 2003	NBV of Property at December 31, 2004
DCMH Medical Office Building (a)	8.35%	(c	)	11/2009	$5,468	$5,560	$10,066
Cabot Park (a)	6.25%	(c	)	1/2037	11,782	12,518	16,133
Cleveland Circle (a)	6.15%	(c	)	10/2025	10,161	10,708	12,527
Professional Office Building I (a)	8.35%	(c	)	11/2009	2,410	2,450	6,069
Heritage at North Andover (a)	8.26%	(c	)	10/2009	8,157	8,296	13,336
The Woodbridge:		(c	)
Bonds due 2005	8.00%	(c	)	9/2005	170	328	N/A
Bonds due 2025	8.50%	(c	)	9/2025	9,060	9,376	N/A
Belvedere NRC/ Chapel NRC (a)	8.46%	(c	)	10/2009	17,693	17,985	22,841
Vernon Court (a)	6.35%	(c	)	5/2025	12,396	13,261	11,164
Lacey Branch Office Building	7.81%	(c	)	10/2022	436	463	662
Wayne NRC	LIBOR +3.00%			12/2004	—	3,500	N/A

Total					77,733	84,445

Mortgage debt relating to properties held for sale:
Riverview Ridge (b)	7.81%			1/2020	—	2,597	N/A

Total mortgage debt relating to properties held for sale					—	2,597

Grand total					$77,733	$87,042

(a)	The repayment of principal and interest on these loans is non-recourse to the Partnership.
(b)	This facility was sold in January 2004 and the debt was assumed by the purchaser. See “Note 5–Discontinued Operations.”
(c)	The stated interest rates on these mortgages are higher than the effective interest rates because the loans were adjusted to market rates upon the acquisition of the ETOP Predecessor.

N/A	Information not applicable.

The Partnership’s weighted average effective interest rate on mortgages and bonds payable was 7.45% and 7.05% at December 31, 2004 and 2003, respectively.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal payments and bond sinking fund requirements are as follows (in thousands):

2005	$1,473
2006	1,592
2007	1,714
2008	1,836
2009	32,024
Thereafter	39,094

$77,733

ET Sub-Woodbridge, L.P. (“Woodbridge”), a direct subsidiary of the Partnership, is the obligor of a $9.1 million bond due 2025 bearing interest at 8.50% and a $0.2 million mortgage loan due 2005 bearing interest at 8.00%. An event of default by Woodbridge existed under this debt on December 31, 2003, as a result of the failure of Woodbridge to maintain a minimum debt service coverage ratio. No action, however, was taken by the debt holders as a result of this default. As of December 31, 2004, the Partnership believes Woodbridge was in compliance with all covenants applicable to this debt.

Note 9–Note Payable to Affiliate

On April 26, 2004, the Partnership entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2004, the note had an outstanding balance of $7.8 million, which included unpaid accrued interest.

Note 10–Operating Lease

The Partnership leases its former corporate office space from a third party under an operating lease, which expires on September 30, 2007. Under the lease agreement, the Partnership pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. Rent expense may be increased annually based on increases in those operating expenses. Rent expense is recorded on a straight-line basis over the term of the lease agreement. Future minimum rental payments are as follows (in thousands):

2005	$173
2006	178
2007	136

Total	$487

On June 1, 2004, the Partnership entered into a sublease with a third party, which expires on September 30, 2007. Future minimum sublease receipts are as follows (in thousands):

2005	$121
2006	124
2007	42

Total	$287

Rent expense, which is recorded on a straight-line basis over the term of the lease, and is net of sublease rental income, was approximately $81,000, $172,000 and $40,000 for 2004, 2003 and 2002, respectively.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11–Fair Values of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments.

The carrying amounts of the Partnership’s variable rate mortgages payable at December 31, 2004 and 2003, approximate fair value because the borrowings are at variable interest rates. The fair values of the Partnership’s fixed rate notes payable, mortgages and bonds payable at December 31, 2004 and 2003, are estimated using discounted cash flow analyses and the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Partnership’s fixed rate mortgages, bonds and note payable at December 31, 2004, approximate book value.

Note 12–Quarterly Financial Information (Unaudited)

The following quarterly financial data summarize the unaudited quarterly results from continuing operations for the years ended December 31, 2004 and 2003 (in thousands, except per unit amounts):

	Quarter ended			For the period February 5, through March 31,	ETOP Predecessor
					For the period January 1, through February 4,
2004	December 31,	September 30,	June 30,
Revenues from continuing operations	$4,413	$4,310	$4,291	$2,858	$1,572
Income from continuing operations	633	347	731	540	217
Net income	633	347	731	540	631
Net income allocated to Class A general partner	1	1	1	1	1
Net income allocated to Class A limited partners	630	345	727	537	628
Net income allocated to Class C limited partner	2	1	3	2	2
Net income per Class A general partnership unit	$0.13	$0.13	$0.13	$0.13	$0.13
Net income per Class A limited partnership unit	$0.08	$0.04	$0.09	$0.07	$0.08
Net income per Class C limited partnership unit	$0.06	$0.03	$0.10	$0.06	$0.06

	ETOP Predecessor
	Quarter ended
2003	December 31,	September 30,	June 30,	March 31,
Revenues from continuing operations	$4,661	$4,814	$4,800	$4,751
Net income (loss) from continuing operations	(1,300)	1,064	193	1,119
Net income (loss)	1,434	2,552	(1,153)	1,617
Net income (loss) allocated to Class A general partner	1	2	(1)	2
Net income (loss) allocated to Class A limited partners	1,427	2,540	(1,147)	1,609
Net income (loss) allocated to Class C limited partner	6	10	(5)	6
Net income (loss) per Class A general partnership unit	$0.13	$0.25	$(0.13)	$0.25
Net income (loss) per Class A limited partnership unit	$0.18	$0.32	$(0.14)	$0.20
Net income (loss) per Class C limited partnership unit	$0.19	$0.32	$(0.16)	$0.19

Note 13–Related Party Transactions

On February 5, 2004, the Partnership exercised its option to acquire its former president and chief executive officer’s 1% ownership interest in ET Sub–Vernon Court, LLC, a consolidated subsidiary of the Partnership, for approximately $3,000.

The Partnership had accounts receivable balances with the general partner of approximately $3.3 million at December 31, 2003. No receivable existed at December 31, 2004. The balance included amounts owed for general and administrative expenses paid by the Partnership on behalf of the general partner and for the purchase of partnership units.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14–Partnership Units

Ventas, directly or indirectly through the general partner, owned 8,048,561 units and the ETOP Predecessor’s general partner owned 7,784,446 units of the Partnership, or approximately 99.6% and 96.3% of the total outstanding partnership units at December 31, 2004 and 2003, respectively. The remaining ownership interests in 2003 and 2004 include interests owned directly or indirectly by trustees and officers of the ETOP Predecessor and Genesis totaling 295,560 units. The remaining ownership interests in 2004 are held by third parties.

Subject to certain limitations in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.10% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust, the Partnership’s general partner, has the right to elect to acquire the units directly from the limited partner, in exchange for cash or its common shares.

Note 15–Supplemental Non Cash Information

Supplemental non cash information is as follows (in thousands):

		ETOP Predecessor
	For the period from February 5, 2004 through December 31, 2004	For the period from January 1, 2004 through February 4, 2004	For the years ended December 31,
			2003	2002
Non-cash investing and financing activities;
Assets and liabilities consolidated or disposed of as a result of the acquisition or disposition of assets:
Real estate assets	$—	$—	$(117,241)	$125,498
Restricted cash	—	—	(1,213)	2,193
Investments	—	—	(4,337)	(18,973)
Other assets	—	—	55	(1,676)
Real estate mortgage debt and debt	—	—	80,504	(103,945)
Other liabilities	—	—	3,642	(3,114)
Minority interest	—	—	—	17

Conversion of operating partnership units to common stock	$—	$—	$—	$1,195

Cash paid for interest	$4,962	$67	$12,475	$9,734

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Condensed Consolidating Information

The Partnership, which is a greater than 99% owned indirect subsidiary of Ventas, and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009 (the “2009 Notes”), the 9% Senior Notes due 2012 (the “2012 Notes”) and the 6 5/8% Senior Notes due 2014 (the “2014 Notes” and, together with the 2009 Notes and the 2012 Notes, the “Senior Notes”) issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The total aggregate principal amount of Senior Notes outstanding as of December 31, 2004 was $491.0 million. Certain of the Partnership’s other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict the Partnership’s ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying the Partnership’s debt service obligations, including the Partnership’s guarantee of payment of principal and interest on the Senior Notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the Condensed Consolidating Financial Statements for the periods prior to the ElderTrust acquisition are presented as predecessor company financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total net real estate investments	$58,339	$97,404	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Restricted cash	138	6,567	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other assets	298	592	—	890

Total assets	$139,259	$105,751	$(80,462)	$164,548

Liabilities and partners’ capital (deficit)
Liabilities:
Notes payable and other debt	$436	$77,297	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliate	7,802	—	—	7,802
Accrued interest	3	700	—	703
Accounts payable and other accrued liabilities	175	3,148	—	3,323

Total liabilities	4,236	85,325	—	89,561
Total partners’ equity (deficit)	135,023	20,426	(80,462)	74,987

Total liabilities and partners’ capital (deficit)	$139,259	$105,751	$(80,462)	$164,548

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total net real estate investments	$59,193	$91,456	$—	$150,649
Property held for sale	4,971	—	—	4,971
Cash and cash equivalents	24,848	821	—	25,669
Restricted cash	673	4,774	—	5,447
Accounts receivable (payable) from affiliated entities	9,562	(6,263)	—	3,299
Equity in affiliates	52,481	5	(52,486)	—
Other assets	987	1,161	—	2,148

Total assets	$152,715	$91,954	$(52,486)	$192,183

Liabilities and partners’ capital (deficit)
Liabilities:
Notes payable and other debt and lease obligations	$3,964	$80,481	$—	$84,445
Liabilities associated with assets held for sale	2,597	—	—	2,597
Accounts payable and other accrued liabilities	9,060	6,167	—	15,227

Total liabilities	15,621	86,648	—	102,269
Total partners’ equity (deficit)	137,094	5,306	(52,486)	89,914

Total liabilities and partners’ capital (deficit)	$152,715	$91,954	$(52,486)	$192,183

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from February 5, 2004 through December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:

Rental income	$5,198	$10,559	$—	$15,757
Interest and other income	11	104	—	115
Equity earnings in affiliates	(426)	—	426	—

Total revenues	4,783	10,663	426	15,872

Expenses:
Property operating expenses	—	1,161	—	1,161
General, administrative and professional fees	543	817	—	1,360
Depreciation and amortization	1,960	3,066	—	5,026
Interest, including amortization of deferred finance costs	139	5,526	—	5,665
Intercompany interest	(110)	519	—	409

Total expenses	2,532	11,089	—	13,621

Net income (loss)	$2,251	$(426)	$426	$2,251

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:

Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Property operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Depreciation and amortization	192	295	—	487
Interest, including amortization of deferred finance costs	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income (loss) from continuing operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income (loss)	$631	$66	$(66)	$631

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:

Rental income	$6,387	$12,335	$—	$18,722
Interest and other income	196	108	—	304
Intercompany interest income	4,816	—	(4,816)	—
Equity earnings in affiliates	481	—	(481)	—

Total revenues	11,880	12,443	(5,297)	19,026

Expenses:
Property operating expenses	—	1,230	—	1,230
General, administrative and professional fees	2,359	275	—	2,634
Severance expense	1,270	—	—	1,270
Depreciation and amortization	2,347	3,493	—	5,840
Interest, including amortization of deferred finance costs	2,040	5,976	—	8,016
Intercompany interest	669	989	(1,658)	—
Gain on extinguishment of debt	(1,039)	—	—	(1,039)

Total expenses	7,646	11,963	(1,658)	17,951

Income (loss) before minority interest and discontinued operations	4,234	480	(3,639)	1,075
Minority interest	1	—	—	1
Discontinued operations	133	—	3,241	3,374

Net income (loss)	$4,368	$480	$(398)	$4,450

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2002

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:

Rental income	$6,646	$9,584	$—	$16,230
Interest and other income	478	51	—	529
Intercompany interest income	2,020	—	(2,020)	—
Equity earnings in affiliates	1,210	—	(447)	763

Total revenues	10,354	9,635	(2,467)	17,522

Expenses:
Property operating expenses	128	1,161	—	1,289
General, administrative and professional fees	2,099	210	—	2,309
Depreciation and amortization	2,372	2,679	—	5,051
Interest, including amortization of deferred finance costs	2,974	4,800	—	7,774
Intercompany interest	—	338	(338)	—

Total expenses	7,573	9,188	(338)	16,423

Income before equity in losses of unconsolidated entities	2,781	447	(2,129)	1,099
Equity in losses of unconsolidated entities, net	(21)	—	—	(21)

Income (loss) before minority interest and discontinued operations	2,760	447	(2,129)	1,078
Minority interest	1	—	—	1
Discontinued operations	(2,948)	—	2,612	(336)

Net income (loss)	$(187)	$447	$483	$743

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,260	$3,108	$—	$7,368

Net cash used in investing activities	—	(83)	—	(83)

Cash flows from financing activities:
Repayment of debt	(3,509)	(1,169)	—	(4,678)
Issuance of note payable	7,500	—	—	7,500
Partner distribution	(35,366)	(1,551)	—	(36,917)

Net cash used in financing activities	(31,375)	(2,720)	—	(34,095)

Net increase (decrease) in cash and cash equivalents	(27,115)	305	—	(26,810)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$37	$1,173	$—	$1,210

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$23,361	$2,617	$—	$25,978

Net cash provided by (used in) investing activities	34,258	(293)	—	33,965

Cash flows from financing activities:
Other	(112)	—	—	(112)
Distributions to unitholders	(3,855)	—	—	(3,855)
Payments on debt, net	(36,532)	(1,154)	—	(37,686)

Net cash used in financing activities	(40,499)	(1,154)	—	(41,653)

Net increase in cash and cash equivalents	17,120	1,170	—	18,290
Cash and cash equivalents at beginning of year	6,906	473	—	7,379

Cash and cash equivalents at end of year	$24,026	$1,643	$—	$25,669

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,145	$3,701	$—	$10,846

Net cash provided by (used in) investing activities	922	(340)	—	582

Cash flows from financing activities:
Other	(90)	—	—	(90)
Distributions to unit holders	(3)	—	—	(3)
(Payments on) Proceeds from mortgages payable and other debt, net	(10,646)	4,034	—	(6,612)

Net (used in) cash provided by financing activities	(10,739)	4,034	—	(6,705)

Net (decrease) increase in cash and cash equivalents	(2,672)	7,395	—	4,723
Cash and cash equivalents at beginning of year	2,016	640	—	2,656

Cash and cash equivalents at end of year	$(656)	$8,035	$—	$7,379

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollars in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
Location				Buildings and Improvments			Buildings and Improvments
Facility name	City	State	Land			Land
SKILLED NURSING FACILITIES
Lopatcong Center	Phillipsburg	NJ	$1,490	$12,336	$—	$1,490	$12,336	$447	1982	2004	30 years
Wayne Center	Wayne	PA	662	6,872	—	662	6,872	241	1875	2004	30 years
Belvedere Nursing & Rehab	Chester	PA	822	7,202	—	822	7,202	259	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982	—	1,596	13,982	502	1948	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871	—	1,091	7,871	295	1982	2004	30 years

TOTAL SKILLED NURSING FACILITIES			5,661	48,263	—	5,661	48,263	1,744

SENIOR HOUSING FACILITIES
Heritage Woods	Agawarn	MA	1,249	4,625	—	1,249	4,625	200	1997	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544	—	1,194	12,544	402	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678	—	1,793	9,678	307	1930	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418	—	1,468	11,418	360	1995	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854	—	1,772	14,854	492	1996	2004	30 years
Berkshire Commons	Reading	PA	470	4,301	—	470	4,301	163	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406	—	420	4,406	162	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233	—	360	3,233	123	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079	—	1,151	9,079	308	1997	2004	30 years
Woodbridge	Kimberton	PA	970	4,469	—	970	4,469	170	1996	2004	30 years

TOTAL FOR SENIOR HOUSING FACILITIES			10,847	78,607	—	10,847	78,607	2,687

MEDICAL OFFICE BUILDINGS
Lacey Branch Office Building	Forked River	NJ	63	621	—	63	621	22	1996	2004	30 years
Professional Office Building I	Upland	PA	—	6,243	40	—	6,283	215	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	46	—	10,425	358	1984	2004	30 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			63	17,243	86	63	17,329	595

			$16,571	$144,113	$86	$16,571	$144,199	$5,026

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management, including ElderTrust’s Board of Trustees.

Based upon their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2004, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. The trustees and executive officers of ElderTrust are listed in the following table:

Name	Age	Position
Debra A. Cafaro	47	President and Chief Executive Officer
Richard A. Schweinhart	55	Chief Financial Officer
T. Richard Riney	47	Secretary and Trustee

T. Richard Riney has served as a Trustee of ElderTrust since February 5, 2004, the date of the ElderTrust acquisition.

ElderTrust is a direct wholly owned subsidiary of Ventas. Ventas has adopted a code of ethics that applies to its executive officers and the executive officers of Ventas’s subsidiaries, including ElderTrust. We do not have an audit committee, but rely on the Audit Committee of Ventas’s Board of Directors to perform similar functions for us. The additional information required by this Item 10 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by Ventas with the Commission not later than April 30, 2005.

ITEM 11. Executive Compensation

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. ElderTrust has not paid any compensation to its trustees or executive officers. ElderTrust is a direct wholly owned subsidiary of Ventas. The additional information required by this Item 11 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by Ventas with the Commission not later than April 30, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our partnership interests as of March 21, 2005 by each person we know to be the beneficial owner of more than 5% of each class of our outstanding partnership interests. As of March 21, 2005, no trustee, director or executive officer of ElderTrust or Ventas beneficially owned any partnership interests. Each entity named in the table has sole voting power and sole investment power over the units beneficially owned by it.

Name of Beneficial Owner	Partnership Interests Beneficially Owned	Percent of Class
Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	8,048,561 Class A general and limited partnership units (1)	100%

Norland Plastics Company 155 South Limerick Road Limerick, PA 19468	31,445 Class C limited partnership units (2)	100%

(1)	Includes 7,784,446 Class A general and limited partnership units held by ElderTrust, which is a wholly owned subsidiary of Ventas.
(2)	Includes 31,445 Class C limited partnership units held by ET Sub-Falls-Washington Street, LLC, which is a wholly owned subsidiary of Norland Plastics Company.

The additional information required by this Item 12 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by Ventas with the Commission not later than April 30, 2005.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to “Note 13—Related Party Transactions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Ventas’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by Ventas with the Commission not later than April 30, 2005.

ITEM 14. Principal Accountant Fees and Services

Ernst & Young LLP has been our independent registered public accounting firm since January 1, 2004 and has audited our consolidated financial statements for the period from January 1, 2004 through February 4, 2004 and the period from February 5, 2004 through December 31, 2004. Fees charged by Ernst & Young for the year ended December 31, 2004 were as follows:

Audit Fees (1)	$80,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$80,000

(1)	The category of Audit Fees includes the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The additional information required by this Item 14 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by Ventas with the Commission not later than April 30, 2005.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2004

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations

Consolidated Statements of Partners’ Capital

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit Number	Description of Document	Location of Document
4.2.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.3.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.4.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

4.4.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, LLC, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on September 13, 2002.

10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2005

ElderTrust Operating Limited Partnership

By:	ElderTrust, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Debra A. Cafaro Debra A. Cafaro	President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Executive Officer)	March 23, 2005

/s/ Richard A. Schweinhart Richard A. Schweinhart	Senior Vice President and Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Financial Officer)	March 23, 2005

/s/ K. Travis George K. Travis George	Principal Accounting Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Accounting Officer)	March 23, 2005

/s/ T. Richard Riney T. Richard Riney	Trustee of ElderTrust, general partner of ElderTrust Operating Limited Partnership	March 23, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.2.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.3.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.4.1	Indenture dated as of October 15, 2004 among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

Exhibit Number	Description of Document	Location of Document
4.4.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, LLC, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

Exhibit Number	Description of Document	Location of Document
10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on September 13, 2002.

10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.