Form 10-Q
period 2005-03-31
ElderTrust Operating Limited Partnership
filed 2005-05-13
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Assets:
Real estate properties, at cost	$144,199	$144,199
Less – accumulated depreciation and amortization of capital leases	(6,398)	(5,026)
Land	16,570	16,570

Net real estate properties	154,371	155,743
Cash and cash equivalents	485	1,210
Escrow deposits and restricted cash	6,983	6,705
Accounts receivable, net	655	634
Other	303	256

Total assets	$162,797	$164,548

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgages and bonds payable	$77,407	$77,733
Note payable to affiliate	7,950	7,802
Accounts payable and accrued liabilities	2,715	3,323
Accrued interest	505	703

Total liabilities	88,577	89,561

Partners’ capital	74,220	74,987

Total liabilities and partners’ capital	$162,797	$164,548

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	For the three months ended March 31, 2005	For the period from February 5, 2004 through March 31, 2004	ETOP Predecessor For the period from January 1, 2004 through February 4, 2004
Revenues:
Rental income	$4,280	$2,837	$1,512
Interest and other income	30	21	60

Total revenues	4,310	2,858	1,572

Expenses:
Property-level operating expenses	331	207	101
Interest	1,642	1,017	549
Depreciation	1,372	799	487
General, administrative and professional fees	403	295	200
Loss on sale of fixed assets	—	—	10
Loss on debt extinguishment	—	—	8

Total expenses	3,748	2,318	1,355

Income from continuing operations	562	540	217

Income from discontinued operations	—	—	414

Net income	$562	$540	$631

Net income allocated to Class A general partner	$1	$1	$1
Net income allocated to Class A limited partners	$559	$537	$628
Net income allocated to Class C limited partner	$2	$2	$2

Net income per unit:
Class A general partnership unit	$0.13	$0.13	$0.13
Class A limited partnership unit	$0.07	$0.07	$0.08
Class C limited partnership unit	$0.06	$0.06	$0.06

Units used to compute per unit amount:
Class A general partnership units	8	8	8
Class A limited partnership units	8,041	8,041	8,041
Class C limited partnership units	31	31	31

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the three months ended March 31, 2005	For the period from February 5, 2004 through March 31, 2004	ETOP Predecessor For the period from January 1, 2004 through February 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562	$540	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,372	799	484
Amortization of restricted stock	21	—	—
Gain on sale of property, plant and equipment	—	—	(293)
Gain on debt extinguishment	—	—	(112)
Straight-lining of rental income	(119)	(98)	—
Net changes in assets and liabilities:
Accounts receivable and other assets	51	(373)	210
Accounts payable and accrued liabilities	(658)	1,090	(636)
Restricted cash	(278)	(1,412)	(3)
Other	—	—	799

Net cash provided by operating activities	951	546	1,080

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of rental properties	—	—	2,806

Net cash provided by investing activities	—	—	2,806

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to unit holders	(1,350)	(28,107)	(1,293)
Payments on long-term debt	(326)	(111)	(242)

Net cash used in financing activities	(1,676)	(28,218)	(1,535)

Net (decrease) increase in cash and cash equivalents	(725)	(27,672)	2,351
Cash and cash equivalents, beginning of period	1,210	28,020	25,669

Cash and cash equivalents, end of period	$485	$348	$28,020

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership together with its subsidiaries (collectively, “we,” “us,” “our,” “ETOP” or the “Partnership,” except where the context otherwise requires) is a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust.” All references to periods prior to February 5, 2004 refer to the activities of our predecessor (the “ETOP Predecessor”).

As of March 31, 2005, our consolidated assets included 18 properties located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, our properties are leased to third-party healthcare providers, generally under “triple-net” leases. Triple-net leases dictate that all costs associated with the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

On April 12, 2005, Ventas announced that it had entered into a definitive merger agreement to acquire all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducts all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we and Ventas entered into contribution agreements to acquire all of the limited partnership units in PSLT OP that are not owned by Provident. Each unit in PSLT OP will be exchanged for 0.8022 units of a new class of our limited partnership interests (the “Class D limited partnership units”). The Class D limited partnership units will be convertible on a one-for-one basis into shares of Ventas common stock. The acquisition is subject to the satisfaction of certain conditions, including approval from the holders of a majority of the Provident common shares. Ventas expects the acquisition to close in the second quarter of 2005, although there can be no assurance that the acquisition will close or, if it does, when the closing will occur.

NOTE 2—BASIS OF PRESENTATION

Our accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the three months ended March 31, 2005, the period from February 5, 2004 through March 31, 2004 and the period from January 1, 2004 through February 4, 2004 have been included. Operating results for the three months ended March 31, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. These financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

We have one primary reportable segment, which consists of financing and owning healthcare-related and senior housing facilities and leasing or subleasing such facilities to third parties. See “Note 4—Concentration of Credit Risk.” Substantially all depreciation and interest expense reflected in the condensed consolidated statements of operations relates to our investment in real estate.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—MERGER OF ELDERTRUST

On February 5, 2004, Ventas acquired all of the outstanding common shares of ElderTrust in an all cash transaction valued at $184.0 million. At the close of the ElderTrust acquisition, ElderTrust had approximately $33.5 million in unrestricted and restricted cash. After transaction costs, the net investment of the ElderTrust acquisition was approximately $160.0 million. Concurrent with the consummation of the ElderTrust acquisition, Ventas also purchased all of our limited partnership units then held by third parties at $12.50 per unit, other than 31,455 Class C limited partnership units, which remain outstanding. We own directly or indirectly all of the ElderTrust properties.

Ventas accounted for the acquisition under the purchase method. As a result, our assets and liabilities were adjusted to reflect the fair value as of the date of the acquisition. The following table summarizes the assets acquired and liabilities assumed by our general partner on February 5, 2004 (in millions):

Land	$17
Buildings and improvements	144
Cash and cash equivalents	28
Other assets	5

Total assets acquired	194

Notes payable and other debt	83
Accounts payable and other accrued liabilities	2

Total liabilities assumed	85

Net assets acquired	109
Less cash acquired	(28)

Net cash paid	$81

NOTE 4—CONCENTRATION OF CREDIT RISK

As of March 31, 2005, approximately 51.8% and 34.0% of our properties, based on the original cost of such properties, were leased to or managed by Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corporation. (“Genesis HealthCare”), or its consolidated subsidiaries or entities in which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.0% and 29.9% of our total rental revenue for the three months ended March 31, 2005 were derived from leases with Genesis and Benchmark, respectively.

As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. We cannot assure you that Genesis and Benchmark will have sufficient assets, income and access to financing and insurance coverage to enable them to satisfy their obligations under their respective agreements with us. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness on the part of Genesis or Benchmark to satisfy its obligations under its agreements with us could have a material adverse effect on our business, financial condition, results of operations or liquidity, or on our ability to service our indebtedness and other obligations.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Genesis HealthCare is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Genesis HealthCare provided in this Quarterly Report on Form 10-Q is derived from filings made by Genesis HealthCare with the Commission or other publicly available information, or has been provided by Genesis HealthCare. We have not verified this information either through an independent investigation or by reviewing Genesis HealthCare’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot be certain that all of this information is accurate. Genesis HealthCare’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and encourage readers to obtain Genesis HealthCare’s publicly available filings from the Commission.

NOTE 5—DISCONTINUED OPERATIONS

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to reclassify from continuing operations to discontinued operations the results of operations from any property that is disposed of or is classified as held for sale and where we will not have significant continuing involvement.

In September 2003, we entered into a definitive Master Agreement with Genesis (the “Genesis Agreement”). Under the terms of the Genesis Agreement, we sold five properties to Genesis. Four of the properties were sold in stages during the fourth quarter ended December 31, 2003, and the fifth property was sold on January 30, 2004.

During the three months ended March 31, 2005 and the period from February 5, 2004 though March 31, 2004, we did not dispose of any assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations for these periods. Set forth below is a summary of the results of operations of the sold and held for sale facility during the period from January 1, 2004 through February 4, 2004:

ETOP Predecessor
For the period from January 1, 2004 through February 4, 2004
(in thousands)
Rental income	$45
Interest and other income o	335

Total revenue	380

Interest	18
General and administrative	2
Loss on sale of real estate	62
Gain on extinguishment of debt	(116)

Total expenses	(34)

Income from discontinued operations	$414

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—DISTRIBUTIONS

We paid cash distributions of $1.3 million and $28.1 million to our general partner, ElderTrust, for the three months ended March 31, 2005 and for the period from February 5, 2004 through March 31, 2004, respectively.

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

The Partnership, which is a greater than 99% owned indirect subsidiary of Ventas, and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, the 9% Senior Notes due 2012 and the 6 5/8% Senior Notes due 2014 collectively, the “Senior Notes” issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation, wholly owned subsidiaries of Ventas. The total aggregate principal amount of Senior Notes outstanding as of March 31, 2005 was $491.0 million. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the Non-Guarantor Subsidiaries’ outstanding indebtedness, may, under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the unaudited condensed consolidating financial statements for the period from January 1, 2004 through February 4, 2004 are presented as ETOP Predecessor financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate properties	$57,804	$96,567	$—	$154,371
Cash and cash equivalents	31	454	—	485
Escrow deposits and restricted cash	138	6,845	—	6,983
Equity in affiliates	80,717	15	(80,732)	—
Other	355	603	—	958

Total assets	$139,045	$104,484	$(80,732)	$162,797

Liabilities and partners’ capital
Liabilities:
Mortgages and bonds payable	$433	$76,974	$—	$77,407
Note payable to affiliate	7,950	—	—	7,950
Intercompany	(4,326)	4,326	—	—
Accounts payable and other accrued liabilities	178	3,042	—	3,220

Total liabilities	4,235	84,342	—	88,577
Total partners’ capital	134,810	20,142	(80,732)	74,220

Total liabilities and partners’ capital	$139,045	$104,484	$(80,732)	$162,797

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Total net real estate properties	$58,339	$97,404	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	138	6,567	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	298	592	—	890

Total assets	$139,259	$105,751	$(80,462)	$164,548

Liabilities and partners’ capital
Liabilities:
Mortgages and bonds payable	$436	$77,297	$—	$77,733
Note payable to affiliate	7,802	—	—	7,802
Intercompany	(4,180)	4,180	—	—
Accounts payable and accrued liabilities	178	3,848	—	4,026

Total liabilities	4,236	85,325	—	89,561
Total partners’ capital	135,023	20,426	(80,462)	74,987

Total liabilities and partners’ capital	$139,259	$105,751	$(80,462)	$164,548

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,419	$2,861	$—	$4,280
Interest and other income	—	30	—	30
Equity loss in affiliates	(156)	—	156	—

Total revenues	1,263	2,891	156	4,310

Expenses:
Property-level operating expenses	—	331		331
General, administrative and professional fees	155	248	—	403
Depreciation	535	837	—	1,372
Interest	9	1,485	—	1,494
Interest – intercompany	2	146	—	148

Total expenses	701	3,047	—	3,748

Net income (loss)	$562	$(156)	$156	$562

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from February 5, 2004 through March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$938	$1,899	$—	$2,837
Equity earnings in affiliates	50	—	(50)	—
Interest and other income	17	4	—	21

Total revenues	1,005	1,903	(50)	2,858

Expenses:
Property-level operating expenses	—	207	—	207
General, administrative and professional fees	162	133	—	295
Depreciation	283	516	—	799
Interest	120	897	—	1,017
Intercompany interest	(100)	100	—	—

Total expenses	465	1,853	—	2,318

Net income	$540	$50	$(50)	$540

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Equity earnings in affiliates	66	—	(66)	—
Interest and other income	113	10	(63)	60

Total revenues	$686	$1,015	$(129)	$1,572

Expenses:
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Interest – intercompany	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on extinguishment of debt	8	—	—	8

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by (used in) operating activities	$1,205	$(254)	$—	$951

Net cash provided by investing activities	—	—	—	—

Cash flows from financing activities:
Distributions to unit holders	(1,208)	(141)	—	(1,349)
Payments on long-term debt	(3)	(324)	—	(327)

Net cash used in financing activities	(1,211)	(465)	—	(1,676)

Decrease in cash and cash equivalents	(6)	(719)	—	(725)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$31	$454	$—	$485

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through March 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$545	$1	$—	$546

Net cash provided by investing activities	—	—	—	—

Cash flows from financing activities:
Distributions to unit holders	(27,531)	(576)	—	(28,107)
Payments on long-term debt	(3)	(108)	—	(111)

Net cash used in financing activities	(27,534)	(684)	—	(28,218)

Decrease in cash and cash equivalents	(26,989)	(683)	—	(27,672)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$163	$185	$—	$348

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Distributions to unit holders	(1,293)	—	—	(1,293)
Payments on long-term debt	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of Period	$27,151	$869	$—	$28,020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations of ElderTrust Operating Limited Partnership together with its subsidiaries (collectively, “we,” “us,” “our,” “ETOP” or the “Partnership,” except where the content otherwise requires) and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update such forward-looking statements.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include, without limitation: (a) the ability and willingness of our tenants and operators, including Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corporation (“Genesis HealthCare”), and its consolidated subsidiaries and entities which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), to maintain the financial strength and liquidity necessary to satisfy their respective obligations and duties under their leases and other agreements with us, and their existing credit agreements; (b) the nature and extent of future competition, (c) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (d) increases in our cost of borrowing; (e) the ability of our operators to deliver high quality care and to attract patients; (f) the results of litigation affecting us; (g) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (h) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (i) the movement of interest rates; (j) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and (k) the impact on the liquidity, financial condition and results of operations of our operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators to accurately estimate the magnitude of such liabilities. Many of such factors are beyond the control of our management.

All references to periods prior to February 5, 2004, the date on which we were acquired by Ventas, Inc. (“Ventas”), contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the activities of our predecessor (the “ETOP Predecessor”).

General

We are a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust” of the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2005, our consolidated assets included 18 properties, located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, our properties are leased to third-party healthcare providers, generally under “triple-net” leases. Triple-net leases dictate that all costs associated with the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

As of March 31, 2005, approximately 51.8% and 34.0% of our properties, based on the original cost of such properties, were leased to or managed by Genesis and Benchmark, respectively. Approximately 48.0% and 29.9% of our total rental revenue for the three months ended March 31, 2005 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and/or Benchmark to effectively conduct their operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

On April 12, 2005, Ventas announced that it had entered into a definitive merger agreement to acquire all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducts all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we and Ventas entered into contribution agreements to acquire all of the limited partnership units in PSLT OP that are not owned by Provident. Each unit in PSLT OP will be exchanged for 0.8022 units of a new class of our limited partnership interests (the “Class D limited partnership units”). The Class D limited partnership units will be convertible on a one-for-one basis into shares of Ventas common stock. The acquisition is subject to the satisfaction of certain conditions, including approval from the holders of a majority of the Provident common shares. Ventas expects the acquisition to close in the second quarter of 2005, although there can be no assurance that the acquisition will close or, if it does, when the closing will occur.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures.

We believe that the following critical accounting policies, among others, affect our more significant estimates and judgements used in the preparation of our consolidated financial statements:

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

We estimate fair values of the components of assets acquired as of the acquisition date or engage a third-party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such adjustment. Future events could occur which would cause management to conclude that impairment indicators exist and an impairment loss is warranted.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Results of Operations

Three months ended March 31, 2005 and 2004

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

Revenues

Rental income was $4.3 million for the three months ended March 31, 2005 and 2004. Rental income attributable to Genesis totaled $2.1 million, or approximately 48.0% of total rental revenue for the three months ended March 31, 2005 and 2004, respectively. Rental income attributable to Benchmark totaled $1.3 million, or approximately 30.0% of total rental revenue for the three months ended March 31, 2005 and 2004, respectively.

Expenses

Interest expense was $1.6 million for the three months ended March 31, 2005 and 2004. Our outstanding debt bears interest at fixed rates so interest expense is expected to decrease as principal payments are made. However, there can be no assurance that we will not issue additional debt, which rates may be fixed or variable. Interest expense includes interest from the $7.5 million promissory note entered into on April 26, 2004 with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas. Under the terms of this note, interest is paid quarterly at an annual rate of 8.0%, which payments began on July 1, 2004.

General, administrative and professional fees were $0.4 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively. The decrease is the direct result of the cost savings achieved from the acquisition of ElderTrust by Ventas.

Discontinued operations for the three months ended March 31, 2004 represents the operating results of Riverview Ridge, which was sold on January 30, 2004. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the three months ended March 31, 2005, our principal source of liquidity was cash flow from operations.

We had cash and cash equivalents of $0.5 million and restricted cash of $7.0 million as of March 31, 2005.

Net cash provided by operating activities was $1.0 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. This decrease is primarily due to the sale of various properties during 2004. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

No cash was used for investing activities during the three months ended March 31, 2005. Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2004. The decrease in cash flows was due to the sale of the Riverview Ridge property for $2.8 million in cash for the period from January 1, 2004 through February 4, 2004.

Net cash used in financing activities was $1.7 million and $29.8 million for the three months ended March 31, 2005 and 2004, respectively. This decrease is primarily the result of a $28.1 million cash distribution to partners, subsequent to our acquisition by Ventas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2005 and December 31, 2004 (in thousands):

	Fixed Rate Debt
	As of March 31, 2005	As of December 31, 2004
Book value	$84,924	$85,535
Fair value	$84,924	$85,535
Fair value reflecting change in interest rates:
-100 BPS	$90,290	$90,803
+100 BPS	$79,319	$79,580

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management, including ElderTrust’s Board of Trustees.

Based upon their evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document
10.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, the Partnership and Darryl W. Copeland, Jr. (incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on April 14, 2005).

10.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement Incorporated by Reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.2 to Ventas’s Current Report on Form 8-K filed on April 14, 2005).

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of ElderTrust, General Partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of ElderTrust, General Partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of ElderTrust, General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of ElderTrust, General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By:	ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
10.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, the Partnership and Darryl W. Copeland, Jr. (incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on April 14, 2005).

10.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement Incorporated by Reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q, pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.2 to Ventas’s Current Report on Form 8-K filed on April 14, 2005).

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of ElderTrust, General Partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of ElderTrust, General Partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer of ElderTrust, General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Senior Vice President and Chief Financial Officer of ElderTrust, General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.