Form 10-Q
period 2005-06-30
ElderTrust Operating Limited Partnership
filed 2005-08-15
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM [             ] TO [             ]

Commission file number:

333-89312-02

333-90756-03

333-101598-03

333-107942-05

333-119261-27

333-120642-27

333-127262-45

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

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2005

INDEX

		Page
PART I— FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)	3
	Condensed Consolidated Statements of Income for the three months ended June 30, 2005 and 2004 (unaudited), the six months ended June 30, 2005 (unaudited), the period from February 5, 2004 through June 30, 2004 (unaudited), and the period from January 1, 2004 through February 4, 2004 (audited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (unaudited), the period from February 5, 2004 through June 30, 2004 (unaudited) and the period from January 1, 2004 through February 4, 2004 (audited)	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II— OTHER INFORMATION		25
Item 6.	Exhibits	25

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Assets:
Real estate properties, at cost	$144,203	$144,199
Less – accumulated depreciation	(7,771)	(5,026)
Land	16,570	16,570

Net real estate properties	153,002	155,743
Cash and cash equivalents	459	1,210
Escrow deposits and restricted cash	7,785	6,705
Investment in affiliates	9,039	—
Accounts receivable, net	791	634
Other	202	256

Total assets	$171,278	$164,548

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Mortgages and bonds payable	$77,090	$77,733
Note payable to affiliate	8,100	7,802
Accounts payable and accrued liabilities	3,131	3,323
Accrued interest	691	703

Total liabilities	89,012	89,561

Partners’ capital	82,266	74,987

Total liabilities and partners’ capital	$171,278	$164,548

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2005	For the period from February 5, 2004 through June 30, 2004	ETOP Predecessor For the period from January 1, 2004 through February 4, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Revenues:
Rental income	$4,280	$4,258	$8,560	$7,095	$1,512
Interest and other income	32	33	62	54	60

Total revenues	4,312	4,291	8,622	7,149	1,572
Expenses:
Property-level operating expenses	366	290	697	497	101
Interest	1,645	1,717	3,287	2,734	549
Depreciation	1,373	1,204	2,745	2,003	487
General, administrative and professional fees	377	349	780	644	200
Loss on sale of fixed assets	—	—	—	—	10
Loss on debt extinguishment	—	—	—	—	8

Total expenses	3,761	3,560	7,509	5,878	1,355

Income from continuing operations	551	731	1,113	1,271	217

Income from discontinued operations	—	—	—	—	414

Net income	$551	$731	$1,113	$1,271	$631

Net income allocated to Class A general partner	$1	$1	$1	$1	$1
Net income allocated to Class A limited partners	$542	$727	$1,102	$1,265	$628
Net income allocated to Class C limited partners	$2	$3	$4	$5	$2
Net income allocated to Class D limited partners	$6	$—	$6	$—	$—

Net income per unit:
Class A general partnership units	$0.13	$0.13	$0.13	$0.13	$0.13
Class A limited partnership units	$0.07	$0.09	$0.14	$0.16	$0.08
Class C limited partnership units	$0.06	$0.10	$0.13	$0.16	$0.06
Class D limited partnership units	$0.07	$—	$0.14	$—	$—

Units used to compute per unit amount:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	8,041	8,041
Class C limited partnership units	31	31	31	31	31
Class D limited partnership units	87	—	44	—	—

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30, 2005	For the period from February 5, 2004 through June 30, 2004	ETOP Predecessor For the period from January 1, 2004 through February 4, 2004
	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,113	$1,271	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,745	2,003	484
Amortization of restricted stock	37	—	—
Gain on sale of property, plant and equipment	—	—	(293)
Gain on debt extinguishment	—	—	(112)
Straight-lining of rental income	(234)	(244)	—
Net changes in assets and liabilities:
Accounts receivable and other assets	131	(281)	210
Accounts payable and accrued liabilities	94	1,515	(636)
Restricted cash	(1,080)	(1,059)	(3)
Other	—	—	799

Net cash provided by operating activities	2,806	3,205	1,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate property	(4)	(16)	—
Proceeds from sale of real estate	—	—	2,806

Net cash (used in) provided by investing activities	(4)	(16)	2,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(2,909)	(32,921)	(1,293)
Repayment of debt	(644)	(4,176)	(242)
Proceeds from issuance of note payable to affiliate to affiliate	—	7,500	—

Net cash used in financing activities	(3,553)	(29,597)	(1,535)

Net (decrease) increase in cash and cash equivalents	(751)	(26,408)	2,351
Cash and cash equivalents, beginning of period	1,210	28,020	25,669

Cash and cash equivalents, end of period	$459	$1,612	$28,020

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, “we,” “us,” “our,” “ETOP” or the “Partnership,” except where the context otherwise requires) is a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust.” All references to periods prior to February 5, 2004 refer to the activities of our predecessor (the “ETOP Predecessor”).

As of June 30, 2005, our portfolio included 18 properties located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, our properties are leased to third-party healthcare providers, generally under “triple-net” leases. Triple-net leases dictate that all costs associated with the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

NOTE 2—BASIS OF PRESENTATION

Our accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the three months ended June 30, 2005 and 2004, the six months ended June 30, 2005, the period from February 5, 2004 through June 30, 2004 and the period from January 1, 2004 through February 4, 2004 have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited consolidated financial statements for the year ended December 31, 2004. These financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

We have one primary reportable segment, which consists of financing and owning healthcare-related and seniors housing facilities and leasing or subleasing such facilities to third parties. See “Note 4—Concentration of Credit Risk.” Substantially all depreciation and interest expense reflected in the condensed consolidated statements of operations relates to our investment in real estate.

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

NOTE 4—CONCENTRATION OF CREDIT RISK

As of June 30, 2005, approximately 51.8% and 34.0% of our properties, based on the original cost of such properties, were leased to or managed by Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corporation (“Genesis HealthCare”), or its consolidated subsidiaries or entities in which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 48.0% and 29.9% of our total rental revenue for the six months ended June 30, 2005 were derived from leases with Genesis and Benchmark, respectively.

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the six months ended June 30, 2005 and the period from February 5, 2004 though June 30, 2004, we did not dispose of any assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations for these periods. Set forth below is a summary of the results of operations of the sold and held for sale facility during the period from January 1, 2004 through February 4, 2004:

ETOP Predecessor
For the period from January 1, 2004 through February 4, 2004
(in thousands)
Rental income	$45
Interest and other income	335

Total revenue	380

Interest	18
General, administrative and professional fees	2
Loss on sale of real estate	62
Gain on debt extinguishment	(116)

Total expenses	(34)

Income from discontinued operations	$414

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—DISTRIBUTIONS

We paid cash distributions of $2.9 million and $32.9 million to our general partner, ElderTrust, for the six months ended June 30, 2005 and for the period from February 5, 2004 through June 30, 2004, respectively.

NOTE 7—INVESTMENT IN AFFILIATES

On June 7, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of our partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,147 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units are redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) into shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Condensed Consolidated Balance Sheet as of June 30, 2005.

NOTE 8—CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a 95.5% owned indirect subsidiary of Ventas, and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, the 9% Senior Notes due 2012, the 6 5/8% Senior Notes due 2014, the 6 3/4% Senior Notes due 2010 and the 7 1/8% Senior Notes due 2015 (collectively, the “Senior Notes”) issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation, wholly owned subsidiaries of Ventas. The total aggregate principal amount of Senior Notes outstanding as of June 30, 2005 was $891.0 million. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Net real estate investments	$57,269	$95,733	$—	$153,002
Cash and cash equivalents	—	459	—	459
Escrow deposits and restricted cash	138	7,647	—	7,785
Investment in affiliates	9,039	—	—	9,039
Equity in affiliates	80,538	15	(80,553)	—
Accounts receivable, net	374	417	—	791
Other	34	168	—	202

Total assets	$147,392	$104,439	$(80,553)	$171,278

Liabilities and partners’ capital
Liabilities:
Mortgages and bonds payable	$430	$76,660	$—	$77,090
Intercompany	(4,479)	4,479	—	—
Note payable to affiliate	8,100	—	—	8,100
Accounts payable and accrued liabilities	102	3,029	—	3,131
Accrued interest	3	688	—	691

Total liabilities	4,156	84,856	—	89,012
Total partners’ capital	143,236	19,583	(80,553)	82,266

Total liabilities and partners’ capital	$147,392	$104,439	$(80,553)	$171,278

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Net real estate investments	$58,339	$97,404	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	138	6,567	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	298	592	—	890

Total assets	$139,259	$105,751	$(80,462)	$164,548

Liabilities and partners’ capital
Liabilities:
Mortgages and bonds payable	$436	$77,297	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliates	7,802	—	—	7,802
Accounts payable and other accrued liabilities	175	3,148	—	3,323
Accrued interest	3	700	—	703

Total liabilities	4,236	85,325	—	89,561
Total partners’ capital	135,023	20,426	(80,462)	74,987

Total liabilities and partners’ capital	$139,259	$105,751	$(80,462)	$164,548

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,418	$2,862	$—	$4,280
Equity loss in affiliates	(179)	—	179	—
Interest and other income	1	31	—	32

Total revenues	1,240	2,893	179	4,312

Expenses:
Property-level operating expenses	—	366	—	366
General, administrative and professional fees	149	228	—	377
Depreciation	534	839	—	1,373
Interest	9	1,486	—	1,495
Intercompany interest	(3)	153	—	150

Total expenses	689	3,072	—	3,761

Net income (loss)	$551	$(179)	$179	$551

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$1,758	$2,500	$—	$4,258
Interest and other income	18	15	—	33
Equity earnings in affiliates	729	—	(729)	—

Total revenues	2,505	2,515	(729)	4,291

Expenses:
Property-level operating expenses	—	290	—	290
General, administrative and professional fees	164	185	—	349
Depreciation	522	682	—	1,204
Interest	427	1,290	—	1,717
Intercompany interest	(184)	184	—	—

Total expenses	929	2,631	—	3,560

Net income (loss)	$1,576	$(116)	$(729)	$731

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$2,837	$5,723	$—	$8,560
Interest and other income	1	61	—	62
Equity loss in affiliates	(335)	—	335	—

Total revenues	2,503	5,784	335	8,622

Expenses:
Property-level operating expenses	—	697	—	697
General, administrative and professional fees and	304	476	—	780
Depreciation	1,069	1,676	—	2,745
Interest	18	2,971	—	2,989
Intercompany interest	(1)	299	—	298

Total expenses	1,390	6,119	—	7,509

Net income (loss)	$1,113	$(335)	$335	$1,113

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$2,696	$4,399	$—	$7,095
Interest and other income	35	19	—	54
Equity earnings in affiliates	1,172	—	(1,172)	—

Total revenues	3,903	4,418	(1,172)	7,149

Expenses:
Property-level operating expenses	—	497	—	497
General, administrative and professional fees	326	318	—	644
Depreciation	805	1,198	—	2,003
Interest	547	2,187	—	2,734
Intercompany interest	(284)	284	—	—

Total expenses	1,394	4,484	—	5,878

Net income (loss)	$2,509	$(66)	$(1,172)	$1,271

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$2,346	$460	$—	$2,806

Net cash used in investing activities	—	(4)	—	(4)

Cash flows from financing activities:
Cash distributions to partners	(2,377)	(532)	—	(2,909)
Repayment of debt	(6)	(638)	—	(644)

Net cash used in financing activities	(2,383)	(1,170)	—	(3,553)

Net decrease in cash and cash equivalents	(37)	(714)	—	(751)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$459	$—	$459

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through June 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$2,248	$957	$—	$3,205

Net cash used in investing activities	—	(16)	—	(16)

Cash flows from financing activities:
Repayment of debt	(3,775)	(401)	—	(4,176)
Proceeds from issuance of note payable to affiliate	7,500	—	—	7,500
Cash distributions to partners	(32,200)	(721)	—	(32,921)

Net cash used in financing activities	(28,475)	(1,122)	—	(29,597)

Net decrease in cash and cash equivalents	(26,227)	(181)	—	(26,408)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$925	$687	$—	$1,612

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distributions to partners	(1,293)	—	—	(1,293)
Repayment of debt	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, the terms “we,” “us,” “our,” “ETOP” or the “Partnership” refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries.

All references to periods prior to February 5, 2004, the date on which our general partner, ElderTrust, was acquired by Ventas, Inc. (“Ventas”), contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the activities of our predecessor (the “ETOP Predecessor”).

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

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation: (a) the ability and willingness of our tenants and operators, including Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corporation (“Genesis HealthCare”), and its consolidated subsidiaries and entities which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), to meet and/or perform the obligations under their various contractual arrangements with us; (b) the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities, including without limitation, their existing credit agreements; (c) the nature and extent of future competition, (d) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (e) increases in our cost of borrowing; (f) the ability of our operators to deliver high quality care and to attract patients; (g) the results of litigation affecting us; (h) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (i) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (j) the movement of interest rates; (k) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and (l) the impact on the liquidity, financial condition and results of operations of our operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators to accurately estimate the magnitude of such liabilities. Many of these factors are beyond our control and the control of our management.

General

We are a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3 — Merger of ElderTrust” of the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2005, our consolidated assets included 18 properties, located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, our properties are leased to third-party healthcare providers, generally under “triple-net” leases. Triple-net leases dictate that all costs associated with the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

As of June 30, 2005, approximately 51.8% and 34.0% of our properties, based on the original cost of such properties, were operated by Genesis and Benchmark, respectively. Approximately 48.0% and 29.9% of our total rental revenue for the six months ended June 30, 2005 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and/or Benchmark to continue their operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

On June 7, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership PSLT OP, L.P., (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of our partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,147 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units are redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) into shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Condensed Consolidated Balance Sheet as of June 30, 2005.

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

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with the Commission’s Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Results of Operations

Three months ended June 30, 2005 and 2004

Revenues

Rental income was $4.3 million for the three months ended June 30, 2005 and 2004. Rental income attributable to Genesis totaled $2.1 million, or 48.0% and 48.2% of total rental revenue for the three months ended June 30, 2005 and 2004, respectively. Rental income attributable to Benchmark totaled $1.3 million, or 29.9% and 30.0% of total rental revenue for the three months ended June 30, 2005 and 2004, respectively.

Expenses

Interest expense was $1.6 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively. Substantially all of our outstanding debt bears interest at fixed rates, so interest expense is expected to decrease as principal payments are made. However, we cannot assure you that we will not issue additional debt, and any such additional debt may bear interest at fixed or variable rates. Interest expense includes interest from the $7.5 million promissory note entered into on April 26, 2004 with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas (“Ventas Realty”).

Six months ended June 30, 2005 and 2004

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

Revenues

Rental income was $8.6 million for the six months ended June 30, 2005 and 2004. Rental income attributable to Genesis totaled $4.1 million, or 48.0% and 47.7% of total rental revenue for the six months ended June 30, 2005 and 2004, respectively. Rental income attributable to Benchmark totaled $2.6 million, or 29.9% and 30.1% of total rental revenue for the six months ended June 30, 2005 and 2004, respectively.

Expenses

Interest expense was $3.3 million for the six months ended June 30, 2005 and 2004. Substantially all of our outstanding debt bears interest at fixed rates, so interest expense is expected to decrease as principal payments are made. However, we cannot assure you that we will not issue additional debt, and any such additional debt may bear interest at fixed or variable rates. Interest expense includes interest from the $7.5 million promissory note entered into on April 26, 2004 with Ventas Realty.

Discontinued operations for the period from January 1, 2004 through February 4, 2004 represents the operating results of Riverview Ridge, which was sold on January 30, 2004. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the six months ended June 30, 2005, our principal source of liquidity was cash flow from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to partners for the foreseeable future.

We had cash and cash equivalents of $0.5 million and restricted cash of $7.8 million as of June 30, 2005.

Net cash provided by operating activities was $2.8 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively. This decrease is primarily due to unfavorable changes in operating assets and liabilities at June 30, 2005.

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2004. This amount relates to the sale of the Riverview Ridge property for $2.8 million in cash for the period from January 1, 2004 through February 4, 2004.

Net cash used in financing activities was $3.6 million and $31.1 million for the six months ended June 30, 2005 and 2004, respectively. This decrease is primarily the result of cash distributions to partners, subsequent to our acquisition by Ventas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We receive revenue primarily by leasing our assets under leases that are long-term triple net-leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Our bonds payable and substantially all of our mortgage indebtedness bear interest at fixed rates. Accordingly, we do not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk. The fair value of the fixed rate debt approximates net carrying value, based on rates offered for similar arrangements for our mortgage indebtedness and notes payable.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2005 and December 31, 2004 (in thousands):

	Fixed Rate Debt
	As of June 30, 2005	As of December 31, 2004
Book value	$84,760	$85,535
Fair value	$85,172	$85,535
Fair value reflecting change in interest rates:
-100 BPS	$90,296	$90,803
+100 BPS	$79,458	$79,580

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

Based upon their evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005 among the Partnership, ElderTrust, Ventas and the holders of Class D Units named therein (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed June 10, 2005).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By:	ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and
Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer

Exhibit Number	Description of Document
4.1	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005 among the Partnership, ElderTrust, Ventas and the holders of Class D Units named therein (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed June 10, 2005).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities and Exchange Act of 1934 as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.