Form 10-Q
period 2005-09-30
ElderTrust Operating Limited Partnership
filed 2005-11-14
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

INDEX

Page
PART I—FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)	3
Condensed Consolidated Statements of Income For the Three Months Ended September 30, 2005 and 2004 (unaudited), For the Nine Months Ended September 30, 2005 (unaudited), For the Period from February 5, 2004 through September 30, 2004 (unaudited), and For the Period from January 1, 2004 through February 4, 2004 (audited)	4
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2005 (unaudited), For the Period from February 5, 2004 through September 30, 2004 (unaudited) and For the Period from January 1, 2004 through February 4, 2004 (audited)	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25

PART II—OTHER INFORMATION	25
Item 6. Exhibits	25

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Assets:
Real estate properties, at cost	$144,212	$144,199
Less – accumulated depreciation	(9,143)	(5,026)
Land	16,570	16,570

Net real estate properties	151,639	155,743
Cash and cash equivalents	326	1,210
Escrow deposits and restricted cash	5,175	6,705
Investment in affiliates	9,039	—
Other	1,258	890

Total assets	$167,437	$164,548

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgages and bonds payable	$67,537	$77,733
Note payable to affiliate	8,251	7,802
Accounts payable and other accrued liabilities	2,558	3,323
Accrued interest	428	703
Accrued dividend	126	—

Total liabilities	78,900	89,561
Partners’ capital	88,537	74,987

Total liabilities and partners’ capital	$167,437	$164,548

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2005	For the Period from February 5, 2004 through September 30, 2004	ETOP Predecessor For the Period from January 1, 2004 through February 4, 2004
	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Revenues:
Rental income	$4,314	$4,281	$12,874	$11,376	$1,512
Interest and other income	28	29	90	83	60

Total revenues	4,342	4,310	12,964	11,459	1,572
Expenses:
Property-level operating expenses	364	331	1,061	828	101
Interest	1,432	1,523	4,421	4,150	549
Intercompany interest	151	151	449	258	—
Depreciation	1,373	1,643	4,118	3,646	487
General, administrative and professional fees	268	295	1,011	905	200
Restricted stock amortization	13	20	50	53	—
Loss on sale of fixed assets	—	—	—	—	10
Loss on debt extinguishment	—	—	—	—	8

Total expenses	3,601	3,963	11,110	9,840	1,355

Income before discontinued operations	741	347	1,854	1,619	217
Discontinued operations	—	—	—	—	414

Net income	$741	$347	$1,854	$1,619	$631

Net income allocated to Class A general partner	$1	$1	$2	$2	$1
Net income allocated to Class A limited partners	$707	$345	$1,813	$1,611	$628
Net income allocated to Class C limited partners	$3	$1	$7	$6	$2
Net income allocated to Class D limited partners	$30	$—	$32	$—	$—

Net income per unit:
Class A general partnership units	$0.13	$0.13	$0.03	$0.25	$0.13
Class A limited partnership units	$0.09	$0.04	$0.23	$0.20	$0.08
Class C limited partnership units	$0.10	$0.03	$0.23	$0.19	$0.06
Class D limited partnership units	$0.09	$—	$0.22	$—	$—

Units used to compute per unit amount:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	8,041	8,041
Class C limited partnership units	31	31	31	31	31
Class D limited partnership units	339	—	143	—	—

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2005	For the Period from February 5, 2004 through September 30, 2004	ETOP Predecessor For the Period from January 1, 2004 through February 4, 2004
	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,854	$1,619	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,118	3,646	484
Amortization of restricted stock	50	—	—
Gain on sale of property, plant and equipment	—	—	(293)
Gain on debt extinguishment	—	—	(112)
Other	(337)	(380)	—
Net changes in assets and liabilities:
Other assets	(31)	(196)	210
Accounts payable and other accrued liabilities	(465)	1,237	(636)
Escrow deposits and restricted cash	1,530	(1,152)	(3)
Other	—	—	799

Net cash provided by operating activities	6,719	4,774	1,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate property	(13)	(37)	—
Proceeds from sale of real estate	—	—	2,806

Net cash (used in) provided by investing activities	(13)	(37)	2,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions from (to) partners	2,606	(35,176)	(1,293)
Repayment of debt	(10,196)	(4,365)	(242)
Proceeds from issuance of note payable to affiliate	—	7,500	—

Net cash used in financing activities	(7,590)	(32,041)	(1,535)

Net (decrease) increase in cash and cash equivalents	(884)	(27,304)	2,351
Cash and cash equivalents, beginning of period	1,210	28,020	25,669

Cash and cash equivalents, end of period	$326	$716	$28,020

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, “we,” “us,” “our,” “ETOP” or the “Partnership,” except where the context otherwise requires) is a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note—3 Merger of ElderTrust.” All references to periods prior to February 5, 2004 refer to the activities of our predecessor (the “ETOP Predecessor”).

As of September 30, 2005, our consolidated assets included 18 properties located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases. Triple-net leases dictate that all costs associated with the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine months ended September 30, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited consolidated financial statements for the year ended December 31, 2004. These financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

We have one primary reportable segment, which consists of financing and owning healthcare-related and seniors housing facilities and leasing or subleasing such facilities to third parties. See “Note 4—Concentration of Credit Risk.” With the exception of our office buildings, we do not operate our facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to our investment in real estate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Ventas accounted for the acquisition under the purchase method. As a result, our assets and liabilities were adjusted to reflect the fair value as of the date of the acquisition. The following table summarizes the assets acquired and liabilities assumed by our general partner on February 5, 2004 (in millions):

Land	$17
Buildings and improvements	144
Cash and cash equivalents	28
Other assets	5

Total assets acquired	$194
Notes payable and other debt	83
Accounts payable and other accrued liabilities	2

Total liabilities assumed	$85

Net assets acquired	109
Less cash acquired	(28)

Net cash paid	$81

NOTE 4—CONCENTRATION OF CREDIT RISK

As of September 30, 2005, approximately 51.8% and 34.0% of our properties, based on their original cost, were leased to or managed by Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corporation (“Genesis HealthCare”), or its consolidated subsidiaries or entities in which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 47.6% and 29.6% of our total rental revenue for the nine months ended September 30, 2005 were derived from leases with Genesis and Benchmark, respectively.

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

Genesis HealthCare is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Genesis HealthCare provided in this Quarterly Report on Form 10-Q is derived from filings made by Genesis HealthCare with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commission or other publicly available information, or has been provided to us by Genesis HealthCare. Genesis HealthCare’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. We are providing this data for informational purposes only, and you are encouraged to obtain Genesis HealthCare’s publicly available filings from the Commission.

NOTE 5—DISCONTINUED OPERATIONS

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to reclassify from continuing operations to discontinued operations the results of operations from any property that is disposed of or is classified as held for sale and in which we will not have significant continuing involvement.

In September 2003, we entered into a definitive Master Agreement with Genesis (the “Genesis Agreement”). Under the terms of the Genesis Agreement, we sold five properties to Genesis. Four of the properties were sold in stages during the fourth quarter ended December 31, 2003, and the fifth property was sold on January 30, 2004.

On October 4, 2005, we received notification from a tenant regarding its intent to exercise its option to purchase a seniors housing facility located in Pennsylvania containing 90 licensed beds. We expect this sale to close in the fourth quarter of 2005. The carrying amount of this facility was approximately $5.1 million as of September 30, 2005 and the purchase price is approximately $10 million. Annual rent on this asset is $0.8 million.

During the nine months ended September 30, 2005 and the period from February 5, 2004 though September 30, 2004, we did not dispose of any operating assets or have any operating assets classified as held for sale, and therefore no amounts were reported in discontinued operations for these periods. Set forth below is a summary of the results of operations of the sold and held for sale facility during the period from January 1, 2004 through February 4, 2004:

ETOP Predecessor
For the Period from January 1, 2004 through February 4, 2004
(in thousands)
Rental income	$45
Interest and other income	335

Total revenue	380

Interest	18
General, administrative and professional fees	2
Loss on sale of real estate	62
Gain on debt extinguishment	(116)

Total expenses	(34)

Income from discontinued operations	$414

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—DISTRIBUTIONS

We paid cash distributions of $35.2 million to our general partner, ElderTrust, for the period from February 5, 2004 through September 30, 2004.

NOTE 7—INVESTMENT IN AFFILIATES

On June 7, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of our partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,146 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units are redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) into shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Condensed Consolidated Balance Sheet as of September 30, 2005.

NOTE 8—CONDENSED CONSOLIDATING INFORMATION

ETOP, which is a substantially owned indirect subsidiary of Ventas, and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, the 9% Senior Notes due 2012, the 6 5/8% Senior Notes due 2014, the 6 3/4% Senior Notes due 2010 and the 7 1/8% Senior Notes due 2015 (collectively, the “Senior Notes”) issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation, wholly owned subsidiaries of Ventas. The total aggregate principal amount of Senior Notes outstanding as of September 30, 2005 was $891.0 million. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Additionally, certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the unaudited condensed consolidating financial statements for the period from January 1, 2004 through February 4, 2004 are presented as ETOP Predecessor financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$61,866	$89,773	$—	$151,639
Cash and cash equivalents	—	326	—	326
Escrow deposits and restricted cash	304	4,871	—	5,175
Investment in affiliates	9,039	—	—	9,039
Equity in affiliates	80,495	15	(80,510)	—
Other	108	1,150	—	1,258

Total assets	$151,812	$96,135	$(80,510)	$167,437

Liabilities and partners’ capital
Liabilities:
Mortgages and bonds payable	$427	$67,110	$—	$67,537
Intercompany	(4,639)	4,639	—	—
Note payable to affiliate	8,251	—	—	8,251
Accounts payable and other accrued liabilities	263	2,295	—	2,558
Accrued interest	3	425	—	428
Accrued dividend	126	—	—	126

Total liabilities	4,431	74,469	—	78,900
Total partners’ capital	147,381	21,666	(80,510)	88,537

Total liabilities and partners’ capital	$151,812	$96,135	$(80,510)	$167,437

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$63,608	$92,135	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Escrow deposits and restricted cash	2,658	4,047	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other	209	681	—	890

Total assets	$146,959	$98,051	$(80,462)	$164,548

Liabilities and partners’ capital
Liabilities:
Senior notes payable and other debt	$9,666	$68,067	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Note payable to affiliates	7,802	—	—	7,802
Accounts payable and other accrued liabilities	607	2,716	—	3,323
Accrued interest	264	439	—	703

Total liabilities	14,159	75,402	—	89,561
Total partners’ capital	132,800	22,649	(80,462)	74,987

Total liabilities and partners’ capital	$146,959	$98,051	$(80,462)	$164,548

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,625	$2,689	$—	$4,314
Equity loss in affiliates	(71)	—	71	—
Interest and other income	14	14	—	28

Total revenues	1,568	2,703	71	4,342

Expenses:
Property-level operating expenses	—	364	—	364
General, administrative and professional fees	109	159	—	268
Restricted stock amortization	6	7	—	13
Depreciation	581	792	—	1,373
Interest	140	1,292	—	1,432
Intercompany interest	(9)	160	—	151

Total expenses	827	2,774	—	3,601

Net income (loss)	$741	$(71)	$71	$741

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,618	$2,663	$—	$4,281
Interest and other income	20	9	—	29
Equity loss in affiliates	(160)	—	160	—

Total revenues	1,478	2,672	160	4,310

Expenses:
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	119	176	—	295
Restricted stock amortization	9	11	—	20
Depreciation	738	905	—	1,643
Interest	207	1,316	—	1,523
Intercompany interest	58	93	—	151

Total expenses	1,131	2,832	—	3,963

Net income (loss)	$347	$(160)	$160	$347

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,867	$8,007	$—	$12,874
Interest and other income	56	34	—	90
Equity loss in affiliates	(329)	—	329	—

Total revenues	4,594	8,041	329	12,964

Expenses:
Property-level operating expenses	—	1,061	—	1,061
General, administrative and professional fees	437	574	—	1,011
Restricted stock amortization	21	29	—	50
Depreciation	1,743	2,375	—	4,118
Interest	549	3,872	—	4,421
Intercompany interest	(10)	459	—	449

Total expenses	2,740	8,370	—	11,110

Net income (loss)	$1,854	$(329)	$329	$1,854

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,314	$7,062	$—	$11,376
Interest and other income	55	28	—	83
Equity loss in affiliates	(230)	—	230	—

Total revenues	$4,139	$7,090	$230	$11,459

Expenses:
Property-level operating expenses	—	828	—	828
General, administrative and professional fees	430	475	—	905
Restricted stock amortization	22	31	—	53
Depreciation	1,541	2,105	—	3,646
Interest	646	3,504	—	4,150
Intercompany interest	(119)	377	—	258

Total expenses	2,520	7,320	—	9,840

Net income (loss)	$1,619	$(230)	$230	$1,619

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Depreciation	192	295	—	487
Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Loss on sale of fixed assets	10	—	—	10
Loss on debt extinguishment	8	—	—	8

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$6,372	$347	$—	$6,719

Net cash used in investing activities	—	(13)	—	(13)

Cash flows from financing activities:
Cash distributions from (to) partners	2,830	(224)	—	2,606
Repayment of debt	(9,239)	(957)	—	(10,196)

Net cash used in financing activities	(6,409)	(1,181)	—	(7,590)

Net decrease in cash and cash equivalents	(37)	(847)	—	(884)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$326	$—	$326

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through September 30, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$3,157	$1,617	$—	$4,774

Net cash used in investing activities	—	(37)	—	(37)

Cash flows from financing activities:
Repayment of debt	(3,667)	(698)	—	(4,365)
Proceeds from issuance of note payable to affiliate	7,500	—	—	7,500
Cash distributions to partners	(34,109)	(1,067)	—	(35,176)

Net cash used in financing activities	(30,276)	(1,765)	—	(32,041)

Net decrease in cash and cash equivalents	(27,119)	(185)	—	(27,304)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$33	$683	$—	$716

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ETOP PREDECESSOR CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Cash distribution to unitholders	(1,293)	—	—	(1,293)
Repayment of debt	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update such forward-looking statements.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation: (a) the ability and willingness of our tenants and operators, including Genesis Health Ventures, Inc. (“Genesis Health”), its successor, Genesis HealthCare Corporation (“Genesis HealthCare”), and its consolidated subsidiaries and entities which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), to meet and/or perform the obligations under their various contractual arrangements with us; (b) the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities, including without limitation their existing credit facilities; (c) the nature and extent of future competition; (d) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates; (e) increases in our cost of borrowing; (f) the ability of our operators to deliver high quality care and to attract patients; (g) the results of litigation affecting us; (h) changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete; (i) our ability to pay down, refinance, restructure, and/or extend our indebtedness as it becomes due; (j) the movement of interest rates; (k) the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and (l) the impact on the liquidity, financial condition and results of operations of our operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators to accurately estimate the magnitude of such liabilities. Many of these factors are beyond our control and the control of our management.

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

As of September 30, 2005, our consolidated assets included 18 properties, located in three states, consisting of nine assisted living facilities, one independent living facility, five skilled nursing facilities, two medical office buildings and a financial office building. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases. Triple-net leases dictate that all costs associated with the facilities, including real estate taxes, insurance and utilities, are the responsibility of the tenant.

As of September 30, 2005, approximately 51.8% and 34.0% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 47.6% and 29.6% of our total rental revenue for the nine months ended September 30, 2005 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and/or Benchmark to continue their operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

On June 7, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of our partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,146 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units are redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) into shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Condensed Consolidated Balance Sheet as of September 30, 2005.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgements used in the preparation of our consolidated financial statements.

Long-Lived Assets

Investments in real estate properties are recorded at cost. We account for acquisitions using the purchase method of accounting. The cost of the properties acquired is allocated among tangible land, buildings and improvements and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” We estimate fair values of the components of assets acquired as of the acquisition date or engage a third-

party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues

Rental income was $4.3 million for both the three months ended September 30, 2005 and 2004. Rental income attributable to Genesis totaled $2.1 million, or 47.7% and 48.0% of total rental revenue for the three months ended September 30, 2005 and 2004, respectively. Rental income attributable to Benchmark totaled $1.3 million, or 29.6% and 29.9% of total rental revenue for the three months ended September 30, 2005 and 2004, respectively.

Expenses

Interest expense was $1.6 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively, and includes interest from the $7.5 million promissory note entered into on April 26, 2004 with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas (“Ventas Realty”). Substantially all of our outstanding debt bears interest at fixed rates, so interest expense is expected to decrease as principal payments are made. However, we cannot assure you that we will not issue additional debt, and any such additional debt may bear interest at fixed or variable rates.

Nine Months Ended September 30, 2005 and 2004

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

Revenues

Rental revenue was $12.9 million for both the nine months ended September 30, 2005 and 2004. Rental income attributable to Genesis totaled $6.2 million, or 47.9% and 48.0% of total rental revenue for the nine months ended September 30, 2005 and 2004, respectively. Rental income attributable to Benchmark totaled $3.8 million, or 29.8% and 30.1% of total rental revenue for the nine months ended September 30, 2005 and 2004, respectively.

Expenses

Interest expense was $4.9 million and $5.0 million for the nine months ended September 30, 2005 and 2004, respectively, and includes interest from the $7.5 million promissory note entered into on April 26, 2004 with Ventas Realty. Substantially all of our outstanding debt bears interest at fixed rates, so interest expense is expected to decrease as principal payments are made. However, we cannot assure you that we will not issue additional debt, and any such additional debt may bear interest at fixed or variable rates.

Discontinued operations for the period from January 1, 2004 through February 4, 2004 represents the operating results of Riverview Ridge, which was sold on January 30, 2004. See “Note 5—Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, our principal source of liquidity was cash flow from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to partners for the foreseeable future.

We had cash and cash equivalents of $0.3 million and escrow deposits and restricted cash of $5.2 million as of September 30, 2005.

Net cash provided by operating activities was $6.7 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively. This increase is primarily due to favorable changes in operating assets and liabilities at September 30, 2005.

Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2004, primarily due to the sale of the Riverview Ridge property during the period from January 1, 2004 through February 4, 2004.

Net cash used in financing activities was $7.6 million and $33.6 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease is primarily the result of cash distributions to partners, subsequent to our acquisition by Ventas.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2005 and December 31, 2004 (in thousands):

	Fixed Rate Debt
	As of September 30, 2005	As of December 31, 2004
Book value	$75,361	$85,535
Fair value	74,633	85,535
Fair value reflecting change in interest rates:
-100 BPS	78,608	90,803
+100 BPS	69,645	79,580

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

Based upon their evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By: ELDERTRUST, its general partner

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
President and
Chief Executive Officer

By:	/S/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Chief Financial Officer

Exhibit Number	Description of Document

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.