Form 10-K
period 2005-12-31
ElderTrust Operating Limited Partnership
filed 2006-04-06
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:    333-89312-02

          333-90756-03

          333-101598-03

          333-107942-05

          333-119261-27

          333-120642-27

          333-127262-45

          333-131342-56

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Ventas, Inc., directly and indirectly through its wholly owned subsidiary, ElderTrust, owns 99.1% of the partnership interests in the Registrant as of March 30, 2006. The aggregate market value of the partnership interests held by non-affiliates of the Registrant as of June 30, 2005 was approximately $10.8 million, based upon the price of $12.50 per Class C unit at which Ventas, Inc. purchased its limited partnership interests on February 5, 2004, and the price of $26.20 per Class D unit at which these units were issued on June 7, 2005. The partnership interests held by non-affiliates of the Registrant consist of 31,455 Class C limited partnership units, and 41,137 Class D limited partnership units outstanding as of March 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ventas, Inc.’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2006 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “the Partnership,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries. All references to periods prior to February 5, 2004, the date on which we were acquired by Ventas, Inc. (“Ventas”), refer to the activities of our predecessor (the “ETOP Predecessor”).

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual and future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•	the ability and willingness of our operators and tenants, including Genesis Health Ventures, Inc. (“Genesis Health”), Genesis HealthCare Corporation (“Genesis HealthCare”) and entities in which Genesis Health accounts for its investment using the equity method of accounting (collectively, “Genesis Equity Investees” and, together with Genesis Health and Genesis HealthCare, “Genesis”) and Benchmark Assisted Living, L.L.C. (“Benchmark”), to meet and/or perform the obligations under their various contractual arrangements with us;

•	the ability of our operators and tenants to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities;

•	the nature and extent of future competition;

•	the extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	increases in our cost of borrowing;

•	the ability of our operators to deliver high quality care and to attract patients;

•	the results of litigation affecting us;

•	changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	the movement of interest rates;

•	the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and

•	the impact on the liquidity, financial condition and results of operations of our operators and tenants resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our operators and tenants to accurately estimate the magnitude of these liabilities.

Many of these factors, some of which are described in greater detail in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

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

As of December 31, 2005, our consolidated assets included seventeen properties, located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $145.2 million. With the exception of the office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Skilled nursing facilities and seniors housing facilities comprised approximately 79.6% of our consolidated assets at December 31, 2005.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing and owning healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties, primarily Genesis and Benchmark. See our Consolidated Financial Statements and notes thereto, including “Note 2—Summary of Significant Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Portfolio of Properties

The following table provides an overview of our portfolio of properties as of and for the year ended December 31, 2005:

	As of and For the Year Ended December 31, 2005
			(dollars in thousands)
Portfolio by Type	# of Properties	# of Beds/Units	Rental Income	Percent of Total Revenues		Original Investment	Percent of Original Investment	Original Investment Per Bed/Unit	Number of States (1)
Seniors housing facilities	9	879	$7,739	46.8%		$84,015	54.1%	$95.6	2
Skilled nursing facilities	5	781	5,603	33.9%		53,924	34.7%	69.0	2
Other facilities	3	nm	3,036	18.4%		17,416	11.2%	nm	3

Total	17		$16,378	99.1	%(2)	$155,355	100.0%

(1)	As of December 31, 2005, we had seniors housing and skilled nursing facilities located in three states operated by three different operators.
(2)	The remainder of our total revenues is interest and other income.

nm - Not meaningful.

Healthcare and Seniors Housing Facilities

Seniors Housing Facilities. Our seniors housing facilities are comprised of assisted and independent living facilities that offer residential units on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Residents of these facilities are provided meals in a central dining area and engage in group activities organized by the staff. Assisted living residents may also be provided personal supervision and daily assistance with eating, bathing, grooming and administering medication that make it possible for them to live independently.

Skilled Nursing Facilities. Our skilled nursing facilities typically provide nursing care services to the elderly and rehabilitation and restoration services, including physical, occupational and speech therapies, and other medical treatment for patients and residents who do not require the high technology, care-intensive setting of an acute care or rehabilitation hospital.

Other Facilities. Our other facilities consist of medical office buildings, which offer office space primarily to physicians and other healthcare-related businesses, and one financial office building.

Geographic Diversification

The following table shows our rental income derived by geographic location for the year ended December 31, 2005:

	Rental Income	Percent of Total Revenues
	(dollars in thousands)
State
Massachusetts	$5,630	34.1%
New Jersey	1,475	8.9%
Pennsylvania	9,273	56.1%

Total	$16,378	99.1	%(1)

(1)	The remainder of our total revenues is interest and other income.

Significant Tenants

For the years ended December 31, 2005 and 2004, Genesis accounted for approximately 50.2% and 50.5%, respectively, and Benchmark accounted for approximately 35.2% and 31.5%, respectively, of our total rental income, excluding discontinued operations. As of December 31, 2005, approximately 53.6% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively.

At December 31, 2005, we had ten separate single facility leases with Genesis, providing for aggregate, annual cash rent of approximately $7.9 million, subject to escalation as provided therein, and four separate single facility leases with Benchmark, providing for aggregate, annual cash rent of approximately $4.9 million, subject to escalation as provided therein. Each of our leases with Genesis and Benchmark is a “triple-net” lease, pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the property. All but one of our leases with Genesis have minimum annual rent escalators of 1.5%, and the remaining lease contains a contingent escalator based on the year-over-year change in facility revenue. All but one of our leases with Benchmark have minimum annual rent escalators of 2.0%, and the remaining lease does not contain an escalator. The expirations of the initial terms of our Genesis and Benchmark leases range from January 2008 to June 2015, and all provide for renewal periods aggregating ten years.

Because Genesis and Benchmark lease a substantial portion of our properties and are the primary sources of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy these obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity. See “We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations” included in Item 1A of this Annual Report on Form 10-K.

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

The operators of our properties compete on a local and regional basis with other healthcare operators. Their ability to compete successfully for patients at our facilities depends upon several factors, including the quality of care at the facility, the scope of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the facilities, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on our operators to compete successfully for patients at the properties. See “Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants” included in Item 1A of this Annual Report on Form 10-K.

Employees

We are managed by ElderTrust and Ventas, and therefore, as of December 31, 2005, we had no employees. The employees of Ventas act as our employees.

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

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums for such insurance coverage have increased dramatically. As a result, many healthcare operators may incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants will continue to carry the insurance coverage required under the terms of their leases with us or that we will continue to require the same levels of insurance under our leases.

Additional Information

Ventas, our ultimate parent entity, maintains a website at www.ventasreit.com. The information on Ventas’s website is not incorporated by reference in this Annual Report on Form 10-K, and the web address is included as an inactive textual reference only.

Ventas makes available, free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission. We do not make our reports available on Ventas’s website; however, you may obtain copies of our filings with the Commission at the Commission’s website at www.sec.gov. In addition, we will mail copies of the foregoing documents, free of charge, upon request to Corporate Secretary, Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, KY 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of our properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. We cannot assure you that adequate reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under their leases with us.

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

Skilled Nursing Facilities. The operators of our skilled nursing facilities generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing facilities. A loss of licensure or certification could adversely affect a nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with us.

Assisted Living Facilities. Assisted living facilities provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident’s physician and skilled nursing facilities. Assisted living facilities are subject to relatively few federal regulations. Instead, they are regulated mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of assisted living facilities around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of these facilities. To date, Congress has deferred to state regulation of assisted living facilities. As a result of the increased federal scrutiny along with the rapid increase in the number of these facilities, some states have revised and strengthened their regulation of assisted living facilities. More states are expected to do the same in the future.

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

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

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

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial reimbursement reductions for healthcare operations. For certain healthcare providers, including skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	Beginning on October 1, 2003, the Center for Medicare & Medicaid Services (“CMS”) instituted a one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%; and

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”).

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to providers, including skilled nursing facilities.

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

Medicare Reimbursement; Skilled Nursing Facilities

BBA established a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under the SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. The payments received under the SNF PPS are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs. Under the SNF PPS, per diem payments are made to nursing home facilities for each resident.

In response to widespread healthcare industry concern about the reductions in payments under BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until such time as case-mix refinements were implemented by CMS, as explained below. Under BBRA, outpatient rehabilitation therapy providers, including Part B nursing facilities, received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005.

During 2003, financial limitations on therapy services became effective. For Part B nursing facility residents, a $1,500 limit was placed on the reimbursement level for physical therapy/speech language pathology services combined and a separate $1,500 limit for occupational therapy. As a result of administrative delays and litigation, this limitation was only effective from September 1, 2003 through December 8, 2003, the effective date of the Medicare Modernization Act, which included a two-year moratorium on the application of therapy caps until December 31, 2005. On January 1, 2006, the therapy limitations went into effect until the Deficit Reduction Act (“DRA”) was enacted. This new law retroactively established an exception process for the payment of all claims above the limits when such services are medically necessary.

On August 4, 2005, CMS announced an update to SNF PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). In the final rule, CMS, among other things, refined the resource utilization groups (“RUGs”) by adding nine new payment categories which determine the daily payments for Medicare beneficiaries in skilled nursing facilities (“RUGs Refinement”). The result of this refinement was to eliminate the temporary add-on payments that

Congress enacted as part of the BBRA. CMS also increased the case mix index for all of the RUGs categories. The increase in the index is equal to about half of the value of the temporary add-on payment that ended with the refinement of the previous system. CMS estimates that the increase in payments along with the RUGs Refinement, together with an annual inflation increase of 3.1%, will result in a small overall increase in skilled nursing facility Medicare payments in federal fiscal year 2006. The RUGs Refinement under the final rule was implemented on January 1, 2006 and the full market basket increase was implemented on October 1, 2005.

We cannot assure you that future updates to the SNF PPS system, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our skilled nursing facility operators which, and in turn, could have a Material Adverse Effect on us. See “Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants” included in Item 1A of this Annual Report on Form 10-K.

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

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to skilled nursing facility providers.

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over the next five years primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. At this time, it is not possible to predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the United States Government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators and, in turn, could have a Material Adverse Effect on us.

Nursing Home Quality Initiative

In 2002, HHS launched the Nursing Home Quality Initiative program. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rates nursing homes on various quality of care indicators. Since 2002, investigative and enforcement activities regarding nursing home quality compliance has intensified both on the federal and state administrative levels.

If the operators of our properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to us could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate our properties, we may be held jointly and severally liable for costs relating to the investigation and cleanup of any property from which there is or has been a release or threatened release of a hazardous or toxic substance and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons or property. See “If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

We are generally indemnified by the current operators of our properties for contamination caused by those operators. Under our leases with Genesis and Benchmark, Genesis and Benchmark have agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, their respective leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date, except in limited circumstances where the condition arises from our acts or omissions. We cannot assure you that Genesis, Benchmark or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Genesis, Benchmark or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations” included in Item 1A of this Annual Report on Form 10-K. We may also be liable for environmental claims resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the applicable lease or resulting from our acts or omissions.

We did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances and regulations in 2005 and do not expect that we will have to make any such material capital expenditures during 2006.

ITEM 1A. Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below. However, this section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. If any of the following risks actually occur, we could be materially adversely affected.

We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations.

We lease substantially all of our properties to Genesis and Benchmark, and therefore:

•	Genesis and Benchmark were the primary sources of our total revenues in 2005 and 2004 and continue to be the primary sources of our revenues; and

•	since our leases with Genesis and Benchmark are triple-net leases, we depend on Genesis and Benchmark to pay insurance, taxes, utilities and maintenance and repair expenses required in connection with their respective leased properties.

We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with us. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. Any inability or unwillingness by Genesis or Benchmark to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us.

We may be unable to find another lessee/operator for our properties if we have to replace Genesis, Benchmark or our other operators.

We may have to find another lessee/operator for the properties covered by the leases with Genesis, Benchmark or our other operators upon the expiration of the terms of the applicable lease or upon a default by Genesis, Benchmark or our other operators. During any period that we are attempting to locate one or more lessees/operators, there could be a decrease or cessation of rental payments by Genesis, Benchmark or our other operators. We cannot assure you that we will be able to locate another suitable lessee/operator or, if we are successful in locating such an operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate another suitable lessee/operator may be significantly delayed or limited by various state licensing, receivership or other laws, as well as by Medicare and Medicaid change-of-ownership rules. In addition, we may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

Our investments are concentrated in healthcare-related and seniors housing properties, making us more vulnerable economically that if our investments were diversified.

We invest primarily in real estate – in particular, healthcare-related and seniors housing properties. Accordingly, we are exposed to the risks inherent in concentrating investments in real estate, and these risks become even greater due to the fact that all of our investments are in properties used in the healthcare or seniors housing industries. A downturn in the real estate industry could adversely affect the value of our properties. A downturn in the healthcare or seniors housing industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our lessees/operators. Our ability to invest in non-healthcare, non-healthcare-related or non-seniors housing properties is restricted by the terms of our affiliate’s revolving credit facility, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of healthcare and seniors housing.

Our tenants, including Genesis and Benchmark, may be adversely affected by increasing healthcare regulation and enforcement.

We believe that the regulatory environment surrounding the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Genesis and Benchmark.

The extensive federal, state and local laws and regulations affecting the healthcare industry include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Federal and state governments have intensified enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. If our tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations.

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

Our tenants and operators that operate skilled nursing facilities rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. See “Governmental Regulation-Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by our tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject Genesis, Benchmark and our other operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operations.

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

Due to the high number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums on such insurance coverage have increased dramatically. As a result, the insurance coverage of our operators might not cover all claims against them or continue to be available to them at a reasonable cost. If Genesis, Benchmark or our other operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Operators that insure their professional liability risks through their own captive limited purpose entities generally estimate the future cost of professional liability through actuarial studies which rely primarily on historical data. However, due to the high number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims and there can be no assurance that such operators’ reserves for future claims will be adequate to cover the actual cost of such claims. If the actual cost of such claims is significantly higher than the operators’ reserves, it could have a material adverse effect on the liquidity, financial condition and results of operations of our operators and their ability to make rental payments to us, which in turn, could have a Material Adverse Effect on us.

Our operators may be sued under a federal whistleblower statute.

Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the liquidity, financial condition and results of operations of our operators and their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by the current operators of our properties for contamination caused by such operators, these indemnities may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation” included in Item 1 of this Annual Report on Form 10-K.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

As of December 31, 2005, we owned nine seniors housing facilities, five skilled nursing facilities and three other facilities in three states. Certain of our facilities are subject to mortgages.

The following table sets forth select information regarding the facilities we owned as of December 31, 2005 for each state in which we own property:

	Seniors Housing Facilities		Skilled Nursing Facilities		Other Facilities
State	Number of Facilities	Licensed Beds	Number of Facilities	Licensed Beds	Number of Facilities
Massachusetts	5	515	—	—	—
New Jersey	—	—	1	153	1
Pennsylvania	4	364	4	628	2

Total	9	879	5	781	3

ITEM 3. Legal Proceedings

We are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our partnership interests. As of March 30, 2006, there were 8,425,163 limited and general partnership units (consisting of 7,873 Class A general partnership units, 8,040,688 Class A limited partnership units, 31,455 Class C limited partnership units and 345,147 Class D limited partnership units) outstanding held by six partners of record. Ventas, directly and indirectly through ElderTrust (our sole general partner), holds all of the Class A general and limited partnership units and 304,010 of the Class D limited partnership units, representing 99.1% of the outstanding partnership interests, as of March 30, 2006.

Subject to certain limitations in our Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.1% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust, has the right to elect to acquire the units directly from the limited partner in exchange for cash or its common shares. The Class D limited partners have the right to require the redemption of their units at any time in exchange for one share of Ventas common stock per Class D unit, subject to adjustment upon certain events.

Distributions

Cash distributions and allocations of income (loss) are made as described in “Note 2—Summary of Significant Accounting Policies—Allocation of Net Income (Loss) and Cash Distributions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 6. Selected Financial Data

You should read the following selected financial data in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial information of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. Also, the 2002 and 2001 results of operations related to the seniors housing facility sold during 2005 have not been reclassified to discontinued operations as the information needed to do so is not available. The financial data for the year ended December 31, 2004 includes data from the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. No financial data is presented for the balance sheet as of December 31, 2001, as the information is not available.

			ETOP Predecessor
	As of and For the Year Ended December 31,
	2005	2004(1)	2003	2002	2001
	(in thousands, except per unit data)
Operating Data
Rental income	$16,378	$16,434	$17,704	$16,230	$15,417
General, administrative and professional fees	1,460	1,495	3,489	2,309	3,060
Interest expense	5,090	5,502	7,247	7,774	10,343
Income (loss) before discontinued operations	2,640	2,519	1,150	1,079	(694)
Discontinued operations	5,334	363	3,300	(336)	1,512
Net income	7,974	2,882	4,450	743	818

Net Income Allocation to Partners
Income (loss) before discontinued operations allocated to:
Class A general partner	$2	$2	$1	$1	$(1)
Class A limited partners	2,504	2,507	1,145	1,074	(690)
Class C limited partner	10	10	4	4	(3)
Class D limited partners	124	—	—	—	—
Net income allocated to:
Class A general partner	$8	$3	$4	$1	$1
Class A limited partners	7,812	2,868	4,429	739	814
Class C limited partner	30	11	17	3	3
Class D limited partners	124	—	—	—	—
Net income per unit:
Class A general partnership unit	$1.00	$0.38	$0.50	$0.13	$0.13
Class A limited partnership unit	0.97	0.36	0.56	0.10	0.11
Class C limited partnership unit	0.97	0.35	0.55	0.10	0.10
Class D limited partnership unit	0.36	—	—	—	—

			ETOP Predecessor
	As of and For the Year Ended December 31,
	2005	2004(1)	2003	2002	2001
	(in thousands, except per unit data)
Other Data
Net cash provided by operating activities	$8,062	$8,448	$25,978	$10,846	$10,272
Net cash provided by investing activities	9,864	2,723	33,965	582	21,691
Net cash used in financing activities	(18,697)	(35,630)	(41,653)	(6,705)	(32,412)
Weighted average units outstanding:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	7,972	7,702	7,544
Class C limited partnership units	31	31	31	31	31
Class D limited partnership units	101	—	—	—	—
Cash distributions per unit:
Class A general partnership unit	$8	$38	$4	$—	$—
Class A limited partnership unit	8,009	38,151	3,836	—	—
Class C limited partnership unit	23	21	15	—	—
Class D limited partnership unit	124	—	—	—	—

Balance Sheet Data
Real estate investments, at cost	$155,355	$160,769	$180,608	$326,978
Total assets	162,161	164,548	192,183	306,027
Debt and other obligations	74,700	85,535	84,445	207,956
Partners’ capital	83,836	74,987	89,914	89,382

(1)	The financial data for the year ended December 31, 2004 includes data from the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of ElderTrust Operating Limited Partnership (together with its subsidiaries, except where the context otherwise requires, “the Partnership,” “we”, “us”, or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. All references to periods prior to February 5, 2004, the date on which we were acquired by Ventas, Inc. (“Ventas”), refer to the activities of our predecessor (the “ETOP Predecessor”). This Management’s Discussion and Analysis will help you understand:

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years; and

•	Our liquidity and capital resources.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, please see “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Long-Lived Assets

Investments in real estate properties are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets acquired as of the acquisition date or engage a third party appraiser as necessary. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over the estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such adjustment. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

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

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Change
	2005	2004 (a)	$	%
	(dollars in thousands)
Revenues:
Rental income	$16,378	$16,434	$(56)	(0.3)%
Interest and other income	149	114	35	30.7

Total revenues	16,527	16,548	(21)	(0.1)

Expenses:
Interest	5,090	5,502	(412)	(7.5)
Intercompany interest	600	409	191	46.7
Depreciation and amortization	5,307	5,343	(36)	(0.7)
Property-level operating expenses	1,430	1,262	168	13.3
General, administrative and professional fees	1,460	1,495	(35)	(2.3)
Loss on extinguishment of debt	—	8	(8)	nm
Loss on sale of long-lived assets	—	10	(10)	nm

Total expenses	13,887	14,029	(142)	(1.0)

Income before discontinued operations	2,640	2,519	121	4.8
Discontinued operations	5,334	363	4,971	1,369.4

Net income	$7,974	$2,882	$5,092	176.7%

(a)	The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust, our general partner, on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities.

nm - Not meaningful

Revenues

The increase in interest and other income is primarily attributable to higher interest income earned on our 2005 cash balances.

Expenses

The decrease in interest expense is primarily due to lower debt principal balances during 2005 as compared to 2004.

Intercompany interest relates to a $7.5 million promissory note entered into in April 2004 with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas (“Ventas Realty”). Under the terms of this note, interest is paid quarterly at an annual rate of 8.0%. The increase is the result of the note being outstanding during all of 2005.

Property-level operating expenses increased during 2005 primarily as a result of higher utility costs and property-level taxes.

Discontinued Operations

Discontinued operations for the year ended December 31, 2005 represents the operating results of one seniors housing facility that was sold in the fourth quarter for approximately $9.9 million in net cash proceeds. We recognized a net gain on the sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. Discontinued operations for the year ended December 31, 2004 relates to a sale completed by the ETOP Predecessor in January 2004. See “Note 5–Discontinued Operations” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		Change
	2004(a)	2003	$	%
	(dollars in thousands)
Revenues:
Rental income	$16,434	$17,704	$(1,270)	(7.2)%
Interest and other income	114	236	(122)	(51.7)

Total revenues	16,548	17,940	(1,392)	(7.8)

Expenses:
Interest	5,502	7,247	(1,745)	(24.1)
Intercompany interest	409	—	409	nm
Depreciation and amortization	5,343	5,484	(141)	(2.6)
Property-level operating expenses	1,262	1,230	32	2.6
General, administrative and professional fees	1,495	3,489	(1,994)	(57.2)
Severance	—	1,270	(1,270)	nm
Loss (gain) on extinguishment of debt	8	(1,039)	1,047	(100.8)
Loss on sale of long-lived assets	10	—	10	nm
Bad debt recovery	—	(890)	890	nm

Total expenses	14,029	16,791	(2,762)	(16.4)

Income before minority interest and discontinued operations	2,519	1,149	1,370	119.2
Minority interest	—	1	(1)	nm

Income from continuing operations	2,519	1,150	1,369	119.0
Discontinued operations	363	3,300	(2,937)	(89.0)

Net income	$2,882	$4,450	$(1,568)	(35.2)

(a)	The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust, our general partner, on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities.

nm - Not meaningful

Revenues

The decrease in 2004 rental income is primarily due to the rent reductions pursuant to our purchase and sale agreement with Benchmark Assisted Living, L.L.C. (“Benchmark”) (as assignee) and our Master Agreement with Genesis Health

Ventures, Inc. Genesis HealthCare Corporation and certain of their related entities (collectively “Genesis”). See “Note 4–Restructuring Agreements” of the Notes to Consolidated Financial Statements. In 2003, we received various payments from Genesis for the restructuring of certain leases and various other concessions. These payments were classified as deferred revenue as of December 31, 2003. No liability for deferred revenue existed as of December 31, 2004, as the leases were assumed at fair value in connection with the acquisition of ElderTrust.

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

Intercompany interest relates to the $7.5 million promissory note entered into in April 2004 with Ventas Realty. Under the terms of this note, interest is paid quarterly at an annual rate of 8.0%.

The decrease in general, administrative and professional fees is primarily attributable to how costs were allocated by our general partner during 2004 as compared to 2003 due to the ownership change. Specifically, the following expense items were the primary cause of the decrease: salaries and other employee benefits were lower by $0.8 million, acquisition and transitional costs decreased by $0.9 million and audit fees and rent were both lower by $0.1 million.

During the year ended December 31, 2003, we recognized approximately $1.3 million of severance expense related to the resignation of our former chief executive officer and president.

During the year ended December 31, 2003, we refinanced our indebtedness and incurred a gain from extinguishment of debt of $1.0 million in conjunction with the refinancing.

During the year ended December 31, 2003, we recovered approximately $0.9 million of previously written-off receivables.

Discontinued Operations

Discontinued operations for the year ended December 31, 2003 represents the operating results of one medical office building that was sold in March 2003, one seniors housing facility that was sold in August 2003, six other properties that were sold to Genesis in conjunction with our Master Agreement with Genesis and the operating results for the seniors housing facility sold in the fourth quarter of 2005. These transactions were completed in fourth quarter 2003, with the exception of one property, which closed in January 2004 and another property sold in October 2005. See “Note 5—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Asset/Liability Management

Asset/liability management is a key element of our overall risk management program. The objective of asset/liability management is to support the achievement of business strategies while maintaining appropriate risk levels. The asset/liability management process focuses on a variety of risks, including market risk (primarily interest rate risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of net income and net worth. The following discussion addresses our integrated management of assets and liabilities. We do not use derivative financial instruments for speculative or hedging purposes.

Market Risk

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Our notes payable and substantially all of our other mortgage indebtedness also bear interest at fixed rates. We do not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk.

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. We generally cannot prepay fixed rate debt prior to maturity without a premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on our fixed rate debt until we are required to refinance such debt.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Book value	$74,276	$85,535
Fair value	79,778	85,535
Fair value reflecting change in interest rates:
-100 BPS	84,197	90,803
+100 BPS	75,831	79,580

The fair market value of our fixed rate debt is based on current interest rates at which similar borrowings could be made by us. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

We may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect our cash flow and our ability to pay our obligations.

Credit Risk

As of December 31, 2005, approximately 53.6% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 50.2% and 31.2% of our total rental income for the year ended December 31, 2005 were derived from leases with Genesis and Benchmark, respectively.

Accordingly, the financial condition of Genesis and Benchmark and their ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our partners. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations,” included in Part I, Item 1A of this Annual Report on Form 10-K, and “Note 8—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

Cash Flows

During 2005, our principal sources of liquidity were cash flow from operations and proceeds from the disposition of real estate assets. We anticipate that cash flow from operations over the next twelve months will be adequate to fund our business operations, distributions to partners and debt amortization. Capital requirements for acquisitions may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or contributions by our general partner.

We had cash and cash equivalents of $0.4 million and $1.2 million and restricted cash of $5.6 million and $6.7 million as of December 31, 2005 and 2004, respectively.

Net cash provided by operating activities was $8.1 million, $8.4 million and $26.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 primarily relates to changes in operating assets and liabilities. The decrease in 2004 is primarily due to decreased rents as a result of our restructuring agreements with Genesis and Benmark, which included a lease modification/restructuring and consent fee of $12.9 million in 2003. See “Note 5—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Net cash provided by investing activities was $9.9 million, $2.7 million and $34.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in cash flows in 2005 was primarily due to differences in proceeds received from the property sale in 2005 as compared to 2004. The decrease in cash flows in 2004 is primarily due to proceeds from one property sale in 2004, as compared to seven property sales in 2003.

Net cash used in financing activities was $18.7 million, $35.6 million and $41.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 is primarily the result of fewer distributions to our general partner during 2005. The decrease in 2004 is primarily the result of net debt payments of $37.6 million in 2003, compared to net debt issuance of $2.6 million in 2004. This was offset by higher distributions in 2004 of $38.2 million as compared to $3.9 million in 2003.

Mortgages and Bonds Payable

For a description of our long-term obligations, see “Note 9—Debt” of the Notes to Consolidated Financial Statements.

Debt Guarantees

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, the 6 3/4% Senior Notes due 2010, the 9% Senior Notes due 2012, the 6 5/8% Senior Notes due 2014, the 7 1/8% Senior Notes due 2015 and the 6 1/2% Senior Notes due 2016 (collectively, the “Senior Notes”) issued by Ventas Realty and Ventas Capital Corporation, wholly owned subsidiaries of Ventas. The total aggregate principal amount of the Senior Notes outstanding as of December 31, 2005 was $1.1 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

Partner Distributions

The allocation of net income (loss), after the special allocation of depreciation and the low income housing tax credits associated with certain of our properties to the Class C limited partner and the Class D limited partners, is based on each partner’s pro rata share in proportion to its percentage interest as of the last day of the period for which such allocation is being made. Distributions are paid pro rata in proportion to each partner’s respective percentage interest on the partnership record date.

Other

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2005, the note had an outstanding balance of $7.5 million, and accrued interest was paid to Ventas Realty through December 31, 2005.

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

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods:

	Total	Less than 1 year	1-3 years	3-5 years(2)	More than 5 years
		(in thousands)
Long-term debt obligations (1)	$113,561	$6,505	$13,011	$39,176	$54,869
Operating lease obligations	314	178	136	—	—

Total	$113,875	$6,683	$13,147	$39,176	$54,869

(1)	Amounts represent contractual amounts due, including interest.
(2)	Includes $33.1 million in balloon payments due in October and November 2009 on five loans.

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

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Partners and Board of Directors

ElderTrust Operating Limited Partnership

We have audited the accompanying consolidated balance sheet of ElderTrust Operating Limited Partnership (the Partnership) as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ capital, and cash flows for the year ended December 31, 2005 and for the period from February 5, 2004 through December 31, 2004. We have also audited the accompanying consolidated statements of income, partners’ capital, and cash flows of ElderTrust Operating Limited Partnership (the Predecessor) for the period from January 1, 2004 through February 4, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from February 5, 2004 through December 31, 2004, and the consolidated results of operations and cash flows of the Predecessor for the period from January 1, 2004 through February 4, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 22, 2006

Report of Independent Registered Public Accounting Firm

The Partners

ElderTrust Operating Limited Partnership:

We have audited the accompanying consolidated statements of income, partners’ capital, and cash flows of ElderTrust Operating Limited Partnership and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ElderTrust Operating Limited Partnership and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

April 28, 2004, except as to

      Notes 5 and 17, which are as of April 6, 2006

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In thousands)

	2005	2004
Assets
Real estate investments, at cost	$139,754	$144,199
Less – accumulated depreciation	(10,162)	(5,026)
Land	15,601	16,570

Net real estate investments	145,193	155,743

Cash and cash equivalents	439	1,210
Restricted cash	5,616	6,705
Accounts receivable, net of allowance of $36 and $3, respectively	1,401	634
Investment in affiliates	9,039	—
Other assets	473	256

Total assets	$162,161	$164,548

Liabilities and Partners’ Capital

Liabilities:
Debt	$67,200	$77,733
Note payable to affiliate	7,500	7,802
Accrued interest	434	703
Accounts payable and other accrued liabilities	233	395
Other liabilities	2,958	2,928

Total liabilities	78,325	89,561
Partners’ capital	83,836	74,987

Total liabilities and partners’ capital	$162,161	$164,548

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

			ETOP Predecessor
	For the Year Ended December 31, 2005	For the Period from February 5, 2004 through December 31, 2004	For the Period from January 1, 2004 through February 4, 2004	For the Year Ended December 31, 2003
Revenues:
Rental income	$16,378	$14,922	$1,512	$17,704
Interest and other income	149	54	60	236

Total revenues	16,527	14,976	1,572	17,940

Expenses:
Interest	5,090	4,953	549	7,247
Intercompany interest	600	409	—	—
Depreciation	5,307	4,856	487	5,484
Property-level operating expenses	1,430	1,161	101	1,230
General, administrative and professional fees	1,460	1,295	200	3,489
Severance expense	—	—	—	1,270
Loss (gain) on debt extinguishment	—	—	8	(1,039)
Bad debt recovery	—	—	—	(890)
Loss on sale of fixed assets	—	—	10	—

Total expenses	13,887	12,674	1,355	16,791

Income before minority interest and discontinued operations	2,640	2,302	217	1,149

Minority interest	—	—	—	1

Income before discontinued operations	2,640	2,302	217	1,150
Discontinued operations	5,334	(51)	414	3,300

Net income	$7,974	$2,251	$631	$4,450

Net income allocated to Class A general partner	$8	$2	$1	$4
Net income allocated to Class A limited partners	7,812	2,240	628	4,429
Net income allocated to Class C limited partner	30	9	2	17
Net income allocated to Class D limited partners	124	—	—	—

Net income per Class A general partnership unit	$1.00	$0.25	$0.13	$0.50
Net income per Class A limited partnership unit	0.97	0.28	0.08	0.56
Net income per Class C limited partnership unit	0.97	0.29	0.06	0.55
Net income per Class D limited partnership unit	0.36	—	—	—

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041	7,972
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Weighted average number of Class D limited partnership units outstanding	101	—	—	—

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Class A General Partnership Units	Class A Limited Partnership Units	Class C Limited Partnership Units	Class D Limited Partnership Units	Class A General Partner	Class A Limited Partners	Class C Limited Partner	Class D Limited Partners	Loans to Partner for Unit Purchases	Total Partners’ Capital
ETOP Predecessor Balances at January 1, 2003	8	7,533	31	—	$90	$87,097	$199	$—	$(187)	$87,199
Net income	—	—	—	—	4	4,429	17	—	—	4,450
Partnership units retired	—	(12)	—	—	—	(118)	—	—	—	(118)
Partnership units issued	—	256	—	—	—	107	—	—	—	107
Net loans to partner for unit purchases	—	—	—	—	—	—	—	—	(52)	(52)
Market adjustment to record partnership units of third parties at redemption value	—	—	—	—	—	(1,126)	—	—	—	(1,126)
Distributions	—	—	—	—	(4)	(3,836)	(15)	—	—	(3,855)

ETOP Predecessor Balances at December 31, 2003	8	7,777	31	—	90	86,553	201	—	(239)	86,605
Net income	—	—	—	—	1	628	2	—	—	631
Market adjustment to record partnership units of third parties at redemption value	—	—	—	—	—	(35)	—	—	—	(35)
Distributions	—	—	—	—	(1)	(1,287)	(5)	—	—	(1,293)

ETOP Predecessor Balances at February 4, 2004	8	7,777	31	—	$90	$85,859	$198	$—	$(239)	$85,908

Balances at February 5, 2004	8	8,041	31	—	$109	$109,124	$420	$—	$—	$109,653
Net income	—	—	—	—	2	2,240	9	—		2,251
Distributions	—	—	—	—	(37)	(36,864)	(16)	—	—	(36,917)

Balances at December 31, 2004	8	8,041	31	—	74	74,500	413	—	—	74,987

Partnership units issued	—	—	—	345	—	—	—	9,039	—	9,039
Net income	—	—	—	—	8	7,812	30	124	—	7,974
Distributions	—	—	—	—	(8)	(8,009)	(23)	(124)	—	(8,164)

Balances at December 31, 2005	8	8,041	31	345	$74	$74,303	$420	$9,039	$—	$83,836

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			ETOP Predecessor
	For the Year Ended December 31, 2005	For the Period from February 5, 2004 through December 31, 2004	For the Period from January 1, 2004 through February 4, 2004	For the Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,974	$2,251	$631	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	5,461	5,026	484	9,699
Bad debt recovery	—	—	—	(890)
Loss on impairment of long-lived assets	—	—	—	2,491
Gain on sale of assets (including amounts in discontinued operations)	(5,114)	—	(293)	(822)
Gain on debt extinguishment	—	—	(112)	(1,657)
Lease modification/restructuring and consent fee	—	—	—	12,892
Straight-lining of rental income	(833)	(515)	—	(133)
Minority interest and equity in gains from unconsolidated entities	—	—	—	(1)
Net changes in assets and liabilities:
Decrease (increase) restricted cash	1,089	(1,192)	(3)	2,436
Decrease (increase) in accounts receivable and other assets	155	(171)	210	(160)
(Decrease) increase in accounts payable and accrued expenses	(401)	1,969	(636)	950
Decrease in security deposits	—	—	—	(1,332)
Increase in deferred lease costs	—	—	—	(610)
Other	(269)	—	799	(1,335)

Net cash provided by operating activities	8,062	7,368	1,080	25,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of unconsolidated entities	—	—	—	18
Net investment in real estate property	(25)	(83)	—	(439)
Proceeds from real estate disposals	9,889	—	2,806	34,386

Net cash provided (used in) investing activities	9,864	(83)	2,806	33,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under guidance line/bank credit facility	—	—	—	5,500
Payments under guidance line/bank credit facility	—	—	—	(8,567)
Payments on debt	(10,533)	(4,678)	(242)	(4,673)
Issuance of note payable	—	7,500	—	—
Payments for other debt extinguishment	—	—	—	(29,882)
Distributions to unit holders	(8,164)	(36,917)	(1,293)	(3,855)
Other	—	—	—	(176)

Net cash used in financing activities	(18,697)	(34,095)	(1,535)	(41,653)

Net (decrease) increase in cash and cash equivalents	(771)	(26,810)	2,351	18,290
Cash and cash equivalents, beginning of period	1,210	28,020	25,669	7,379

Cash and cash equivalents, end of period	$439	$1,210	$28,020	$25,669

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1–Description of Partnership

ElderTrust Operating Limited Partnership (“ETOP” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware on July 30, 1997. The Partnership invests in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is the sole general partner of the Partnership. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3—Merger of ElderTrust.” All references to periods prior to February 5, 2004 refer to the activities of the Partnership’s predecessor (the “ETOP Predecessor”).

Prior to September 2002, the Partnership had investments in four unconsolidated entities, which were accounted for under the equity method. As of September 30, 2002, the Partnership had acquired the remaining interest in three of these entities. The Partnership acquired the remaining interest in the fourth entity at the beginning of the first quarter 2003.

As of December 31, 2005, the Partnership’s consolidated assets included seventeen properties, located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $145.2 million. With the exception of the office buildings, the properties are leased back to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of December 31, 2005, approximately 53.6% and 35.2% of the Partnership’s real estate properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living, LLC (“Benchmark”), respectively. As a result of these relationships, the Partnership’s revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their respective lease obligations. Any failure of Genesis or Benchmark to continue its operations and/or continue to make lease payments to the Partnership could have a significant adverse impact on the Partnership’s operations and cash flows. See “Note 8– Concentration of Credit Risk” for additional information.

Note 2–Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of ElderTrust Operating Limited Partnership and all of its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The purchase method of accounting was used to record the Partnership’s assets acquired and liabilities assumed by ElderTrust on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations and cash flows of these two separate entities.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Partnership operates through one reportable segment, investment in real estate. Its primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties, primarily Genesis and Benchmark. See “Note 8—Concentration of Credit Risk.” Substantially all of the Partnership’s leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of the three office buildings, the Partnership does not operate its facilities nor does it allocate capital to maintain its properties. Substantially all depreciation and interest expenses reflected in the Consolidated Statements of Income relate to the Partnership’s investment in real estate.

Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of rental revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Lease payments are recognized as revenue in accordance with lease terms. Certain of the leases provide for scheduled annual rent increases. The Partnership reports base rental revenue on these leases using the straight-line method over the term of the respective leases. The Partnership records an unbilled rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements. For purchase accounting purposes, the straight-line amount was computed from February 5, 2004.

The Partnership recognizes income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash primarily consists of amounts held by the Partnership to provide for future real estate tax and insurance expenditures and tenant improvements or amounts committed for various utility deposits and security deposits paid to us by third parties.

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

The Partnership’s method for determining fair value varies with the categorization of the asset acquired. The Partnership estimates the fair value of its buildings on an as-if-vacant basis, and depreciates the building value over the estimated remaining life of the building. The Partnership determines the allocated value of other fixed assets based upon the replacement cost and depreciates such value over their estimated remaining useful lives. The Partnership determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Partnership’s portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Partnership also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Partnership amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. No value was ascribed to intangibles in the ElderTrust acquisition.

Depreciation for buildings is recorded on a straight-line basis, using estimated useful lives determined to be 30 years at the date of the ElderTrust acquisition. Prior to the ElderTrust acquisition, the ETOP Predecessor used an estimated useful life of 28.5 years.

Impairment of Long-Lived Assets

The Partnership periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, the Partnership evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. The Partnership adjusts the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time it makes any such adjustment. Future events could occur which would cause the Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Deferred financing costs, included in other assets on the Consolidated Balance Sheet, are incurred in the process of obtaining financing for the Partnership. The Partnership amortizes these costs, as a component of interest expense, over the terms of the related borrowing using a method that approximates the interest method. Amortization of these costs was approximately $42,000 and $391,000 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Partnership had no deferred financing costs on its Consolidated Balance Sheet.

Deferred Rent and Consent Fees

In 2003, the Partnership received various payments from Genesis for the restructuring of certain leases and various other concessions. These payments related to prospective changes in the related leases, including reductions in monthly rental amounts, changes to lease termination dates, and changes to the lease guarantor. Accordingly, the cash received in consideration of these modifications is recognized in rental income on a straight-line basis over the life of the respective leases. See “Note 4–Restructuring Agreements.” No liability for deferred revenue existed as of December 31, 2004, as the leases were assumed at fair value in connection with the ElderTrust acquisition.

Allocation of Net Income and Cash Distributions

The allocation of net income for the Class A general and limited partnership units and the Class C limited partnership units is based on each unit’s pro rata share in proportion to its respective percentage interest as of the last day of the period for which such allocation is being made. The allocation of net income for the Class D limited partnership units is equal to the distributions to those partners during the period for which such allocation is being made.

Distributions are paid to Class C and Class D limited partners based on the General Partner declaring and paying a dividend on its outstanding common stock. Each Class C unit’s distribution is computed by multiplying a Conversion Factor (as defined in the Limited Partnership Agreement) with the dividend rate used for the General Partner’s common stock. Each Class D unit’s distribution is equal to the rate used for the General Partner’s common stock. Other distributions made by the Partnership to the Class A limited and general partners are allocated based on a pro rata proportion to each partner’s respective percentage interest on the distribution date.

Discontinued Operations

The results of operations and gain/(loss) on real estate properties sold or held for sale are reflected in the Consolidated Statements of Income as “discontinued operations” for all periods presented.

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

Transactions Under the Crozer/Genesis Agreement

In August 2003, the Partnership completed the restructuring of lease transactions with Crozer/Genesis ElderCare Limited Partnership (“Crozer”), including the satisfaction of its $14 million, non-recourse loan secured by two of the Partnership’s properties for a cash payment of $11.5 million. This transaction resulted in gain on debt extinguishment of $2.5 million, $0.6 million which is included in discontinued operations and $1.9 million which is included in gain on debt extinguishment in the Consolidated Statement of Income for the year ended December 31, 2003. Under the terms of the agreements with Crozer, one property was sold to Genesis for $2.6 million, and the annual rent on the other property was reduced to $656,000 per year in exchange for a one-time payment by Genesis of $2.5 million. The Partnership recorded an impairment charge on the sold property of $1.8 million upon the determination that the property was held for sale and a gain of approximately $0.6 million corresponding to the amount of debt forgiven by the lender in connection with the satisfaction of the related mortgage loan when the property was sold.

Additionally, the leases with respect to three other properties were extended for approximately 12 years, and certain other changes were made to the leases, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1, and the addition of lease guarantees by Genesis Health Ventures, Inc. The leases are guaranteed by Genesis HealthCare Corporation (“Genesis HealthCare”) subsequent to the spin-off.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions under the Genesis Master Agreement and the Benchmark Agreement

In September 2003, the Partnership entered into a definitive Master Agreement with Genesis (the “Genesis Agreement”) and a purchase and sale agreement with Genesis Eldercare Partnership of New England, L.P. (“NDNE”) (the “Benchmark Agreement”). Under the terms of the Benchmark Agreement, the Partnership received $5.0 million in exchange for various lease modifications. Under the agreement, NDNE assigned its leasehold interests in four properties to Benchmark, annual rents under the leases were reduced by approximately $1.4 million per year and terms of the leases were extended ten years to 2013. Additionally, Benchmark has the option to acquire on the fifth and tenth lease anniversary dates three of the properties, and an option to acquire the fourth property at any time during the lease term. The leases have limited guarantees equal to one year’s rent provided by AEW Partners IV, a significant investor in Benchmark.

Under the terms of the Genesis Agreement, in October 2003 the Partnership sold one property to Genesis for approximately $10.3 million. Annual rentals under the modified leases on two properties were reduced by $0.7 million and the terms of the leases were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

In November 2003, Genesis purchased the Partnership’s ownership interest in Meridian, which is the prime lessee on seven properties subleased to Genesis and accounted for by the Partnership as capital leases (“Meridian 7”) for approximately $93.4 million, including $18.0 million in cash and the assumption by Genesis of approximately $75.4 million of debt and lease obligations.

In December 2003, the Partnership sold three properties to Genesis for approximately $1.5 million, $3.4 million and $4.6 million, including the transfer of approximately $3.7 million of mortgage debt to Genesis, respectively.

In January 2004, the Partnership sold a final property to Genesis for approximately $5.1 million, including the assumption of debt of $2.4 million.

In addition to the transactions listed above, Genesis agreed to pay a $5.0 million consent fee to the Partnership immediately upon completion of the spin-off. Following the spin-off, the Partnership changed the guarantor from Genesis Health to Genesis HealthCare on the six remaining leases with Genesis, and made certain other modifications to those leases. The Partnership received $4.7 million during December 2003 with the balance ($0.3 million) being paid upon the completion of the sales transaction in January 2004.

There can be no assurance that Genesis and Benchmark will have sufficient assets, income and access to financing to enable them to satisfy their obligations under their respective leases. The inability or unwillingness of Genesis or Benchmark to satisfy its obligations under its lease could have a material adverse effect on the business, financial condition, results of operations and liquidity of the Partnership and its ability to service its indebtedness and other obligations.

Note 5–Discontinued Operations

In 2005, the Partnership completed the sale of one seniors housing facility for approximately $9.9 million in net cash proceeds and recognized a net gain on sale of approximately $5.1 million. In addition, the tenant paid the Partnership a lease termination fee of approximately $0.2 million.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2003, the Partnership entered into the Genesis Agreement with Genesis. Under the terms of the Genesis Agreement, five properties were sold to Genesis. Among other transactions, Genesis purchased the ownership interest in the Partnership’s subsidiary, ET Sub-Meridian Limited Partnership, L.L.P. (Meridian), that is the prime lessee on seven properties currently subleased to Genesis and accounted for by the Partnership as capital leases (Meridian 7). All 12 of these properties were accounted for as discontinued operations at December 31, 2003. All of these transactions were completed in the fourth quarter of 2003 with the exception of one property, which closed in January 2004.

In August 2003, the Harston Hall property, located in Flourtown, Pennsylvania, was sold to Genesis for approximately $2.6 million. The $14.0 million non-recourse debt secured by this property and one additional property was satisfied in full for a payment of $11.5 million prior to the sale. The extinguishment of the Harston Hall portion of the debt resulted in a gain of $0.6 million, which is included in discontinued operations.

The Salisbury Medical Office Building (“SMOB”), located in Salisbury, Maryland, was classified as held for sale in June 2002. In March 2003, the Partnership sold SMOB for approximately $1.0 million. These proceeds were used to pay off the $1.0 million of debt secured by the property.

Set forth below is a summary of the results of operations of these sold facilities during the years ended December 31, 2005, 2004 and 2003:

			ETOP Predecessor
	For the year ended December 31, 2005	For the period from February 5, 2004 through December 31, 2004	For the period from January 1, 2004 through February 4, 2004	For the year ended December 31, 2003
	(in thousands)
Revenues:
Rental income	$837	$835	$45	$12,410
Interest and other income	165	61	335	1,905

Total revenue	1,002	896	380	14,315

Expenses:
Interest	628	712	18	6,007
Depreciation and amortization	154	170	—	3,824
Property operating expense	—	—	—	24
General and administrative	—	65	2	110
Loss on impairment of assets	—	—	—	2,491
Gain on debt extinguishment	—	—	(116)	(619)
(Gain) loss on sale of real estate	(5,114)	—	62	(822)

Total expenses, net	(4,332)	947	(34)	11,015

Discontinued operations	$5,334	$(51)	$414	$3,300

Note 6–Real Estate Investments

As of December 31, 2005, the Partnership owned seventeen real estate properties located in three states. The properties include nine seniors housing facilities with a total of 879 beds, five skilled nursing facilities with a total of 781 beds and three office buildings.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005, future minimum lease payments were as follows (in thousands):

2006	$15,611
2007	14,809
2008	13,673
2009	12,553
2010	12,727
Thereafter	38,494

$107,867

Note 7–Investment in Affiliates

On June 7, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, the Partnership acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,147 Class D limited partnership units, representing 4.1% of the Partnership’s equity interests. The Class D limited partnership units are redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) into shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. The Partnership invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Consolidated Balance Sheet as of December 31, 2005.

Note 8–Concentration of Credit Risk

The Partnership’s consolidated revenues are based primarily on the revenues derived from Genesis and Benchmark. Revenues from continuing operations recorded by the Partnership under leases with Genesis were approximately $8.2 million in each of 2005 and 2004 and $9.3 million in 2003. Revenues from Genesis, which includes discontinued operations, were approximately $20.2 million in 2003. Revenues from Benchmark were approximately $5.1 million, $5.2 million and $6.1 million in 2005, 2004 and 2003, respectively.

Genesis HealthCare is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Genesis HealthCare contained or referred to in this Annual Report on Form 10-K is derived from filings made by Genesis HealthCare with the Commission or other publicly available information, or has been provided to the Partnership by Genesis HealthCare. The Partnership has not verified this information either through an independent investigation or by reviewing Genesis HealthCare public filings. The Partnership has no reason to believe that this information is inaccurate in any material respect, but the Partnership cannot assure you that all of this information is accurate. Genesis HealthCare filings with the Commission can be found at the Commission’s website at www.sec.gov. The Partnership is providing this data for informational purposes only, and encourages readers to obtain Genesis HealthCare publicly available filings from the Commission.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9–Debt

The following is a summary of mortgages and bonds payable at December 31, 2005 and 2004, with the net book value (NBV) of the assets mortgaged for the applicable properties (dollars in thousands):

Property	Effective Interest Rate(b)	Maturity Date	Balance at December 31, 2005	Balance at December 31, 2004	NBV of Property at December 31, 2005
Belvedere NRC/ Chapel NRC (a)	8.46%	10/2009	$17,371	$17,693	$22,010
Cabot Park (a)	6.25%	1/2037	11,663	11,782	15,597
Cleveland Circle (a)	6.15%	10/2025	9,913	10,161	12,133
DCMH Medical Office Building (a)	8.35%	11/2009	5,368	5,468	9,679
Heritage at North Andover (a)	8.26%	10/2009	8,004	8,157	12,897
Lacey Branch Office Building	7.81%	10/2022	424	436	638
Professional Office Building I (a)	8.35%	11/2009	2,366	2,410	5,847
Vernon Court (a)	6.35%	5/2025	12,091	12,396	10,829
The Woodbridge:
Bonds due 2005	8.00%	9/2005	—	170	—
Bonds due 2025	8.50%	9/2025	—	9,060	—

Total			$67,200	$77,733	$89,630

(a)	The repayment of principal and interest on these loans is non-recourse to the Partnership.

(b)	The stated interest rates on these mortgages are higher than the effective interest rates because the loans were adjusted to market rates upon the acquisition of the ETOP Predecessor.

The Partnership’s weighted average effective interest rate on mortgages and bonds payable was 7.74% and 7.45% at December 31, 2005 and 2004, respectively.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal payments and bond sinking fund requirements are as follows (in thousands):

2006	$1,402
2007	1,509
2008	1,616
2009	31,784
2010	934
Thereafter	29,955

$67,200

Note 10–Note Payable to Affiliate

In April 2004, the Partnership entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2005, the note had an outstanding balance of $7.5 million.

Note 11–Operating Lease

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

2006	$178
2007	136

Total	$314

In June 2004, the Partnership entered into a sublease with a third party for the remaining term of the lease. Future minimum sublease receipts are as follows (in thousands):

2006	$126
2007	95

Total	$221

Rent expense, which is recorded on a straight-line basis over the term of the lease, and is net of sublease rental income, was approximately $45,000, $67,000, $172,000 for 2005, 2004 and 2003, respectively.

Note 12–Fair Values of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments.

The carrying amount of the Partnership’s variable rate mortgage payable at December 31, 2005 approximates fair value because the borrowings are at variable interest rates. The fair values of the Partnership’s fixed rate debt at December 31, 2005 are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by the Partnership. The fair value of the Partnership’s fixed rate debt at December 31, 2005 and 2004 was $79.8 million and $85.5 million, respectfully.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13–Quarterly Financial Information (Unaudited)

The following quarterly financial data summarize the unaudited quarterly results from continuing operations for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit amounts)
Revenues (1)	$4,087	$4,090	$4,126	$4,224
Income before discontinued operations (1)	600	589	714	737
Discontinued operations (1)	(38)	(38)	27	5,383
Net income	562	551	741	6,120

Net income allocated to Class A general partner	$1	$1	$1	5
Net income allocated to Class A limited partners	559	548	737	5,968
Net income allocated to Class C limited partner	2	2	3	23
Net income allocated to Class D limited partners	—	—	—	124

Net income per Class A general partnership unit	$0.13	$0.13	$0.13	$0.63
Net income per Class A limited partnership unit	0.07	0.07	0.09	0.74
Net income per Class C limited partnership unit	0.06	0.06	0.10	0.74
Net income per Class D limited partnership unit	—	—	—	0.36

(1)	The amounts presented for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 are not equal to the same amounts previously reported in the Partnership’s quarterly reports on Form 10-Q for each period as a result of discontinued operations consisting of a property sold in the fourth quarter 2005. The following is a reconciliation to the amounts previously reported in the Form 10-Q:

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005
	(in thousands)
Revenues, previously reported in Form 10-Q	$4,310	$4,312	$4,342
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(223)	(222)	(216)

Total revenues disclosed in Form 10-K	$4,087	$4,090	$4,126

Income before discontinued operations, previously reported in Form 10-Q	$562	$551	$741
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	38	38	(27)

Income before discontinued operations disclosed in Form 10-K	$600	$589	$714

Discontinued operations, previously reported in Form 10-Q	$—	$—	$—
Discontinued operations from properties sold subsequent to the respective reporting period	(38)	(38)	27

Discontinued operations disclosed in Form 10-K	$(38)	$(38)	$27

	For the Year Ended December 31, 2004
	ETOP Predecessor
	For the Period from January 1, 2004 through February 4, 2004	For the Period from February 5, 2004 through March 31, 2004	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit amounts)
Revenues (1)	$1,572	$2,713	$4,072	$4,090	$4,162
Income before discontinued operations (1)	217	543	770	403	582
Discontinued operations (1)	—	(3)	(39)	(56)	51
Net income	631	540	731	347	633

Net income allocated to Class A general partner	1	1	1	—	—
Net income allocated to Class A limited partners	628	537	727	346	630
Net income allocated to Class C limited partner	2	2	3	1	3

Net income per Class A general partnership unit	0.13	0.13	0.13	—	—
Net income per Class A limited partnership unit	0.08	0.07	0.09	0.04	0.08
Net income per Class C limited partnership unit	0.06	0.06	0.10	0.03	0.10

(1)	The amounts presented for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 are not equal to the same amounts previously reported in the Partnership’s quarterly reports on Form 10-Q for each period as a result of discontinued operations consisting of a property sold in the fourth quarter 2005. The following is a reconciliation to the amounts previously reported in the Form 10-Q:

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ETOP Predecessor	For the Period from February 5, 2004 through March 31, 2004	For the Three Months Ended
	For the Period from January 1, 2004 through February 4, 2004
			June 30, 2004	September 30, 2004
	(in thousands)
Revenues, previously reported in Form 10-Q	$1,572	$2,858	$4,291	$4,310
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	—	(145)	(219)	(220)

Total revenues disclosed in Form 10-K	$1,572	$2,713	$4,072	$4,090

Income before discontinued operations, previously reported in Form 10-Q	$217	$540	$731	$347
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	—	3	39	56

Income before discontinued operations disclosed in Form 10-K	$217	$543	$770	$403

Discontinued operations, previously reported in Form 10-Q	$414	$—	$—	$—
Discontinued operations from properties sold subsequent to the respective reporting period	—	(3)	(39)	(56)

Discontinued operations disclosed in Form 10-K	$414	$(3)	$(39)	$(56)

Note 14–Related Party Transactions

On February 5, 2004, the Partnership exercised its option to acquire its former president and chief executive officer’s 1% ownership interest in ET Sub–Vernon Court, LLC, a consolidated subsidiary of the Partnership, for approximately $3,000.

In accordance with the Limited Partnership Agreement, the General Partner uses an allocation method for its general, administrative and professional fees and charges these to the Partnership on a quarterly basis. This allocation method is based on the Partnership’s total revenues in relation to the consolidated revenues of the General Partner. Other direct expenses are incurred by the Partnership and expensed at the time incurred. Approximately 91.4% and 80.4% of the Partnership’s consolidated general, administrative and professional fees for the year ended December 31, 2005 and the period from February 5, 2004 through December 31, 2004, respectively, related to this allocation.

Note 15–Partnership Units

Ventas, directly or indirectly through the general partner, owned 8,207,847 units or approximately 97.4% of the total outstanding partnership units at December 31, 2005. The remaining ownership interests were held by third parties.

Subject to certain limitations in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.10% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust, the Partnership’s general partner, has the right to elect to acquire the units directly from the limited partner, in exchange for cash or its common shares. The Class D limited partners have the right to require the redemption of their units at any time in exchange for one share of Ventas common stock per Class D unit, subject to adjustment upon certain events.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16–Supplemental Non Cash Information

Supplemental non cash information is as follows (in thousands):

			ETOP Predecessor
	For the year ended December 31, 2005	For the period from February 5, 2004 through December 31, 2004	For the period from January 1, 2004 through February 4, 2004	For the year ended December 31, 2003
Non-cash investing and financing activities;
Assets and liabilities consolidated or disposed of as a result of the acquisition or disposition of assets:
Real estate assets	$(5,115)	$—	$—	$(117,241)
Restricted cash	—	—	—	(1,213)
Investments	—	—	—	(4,337)
Other assets	340	—	—	55
Real estate mortgage debt and debt	—	—	—	80,504
Other liabilities	—	—	—	3,642

Cash paid for interest	$5,986	$4,962	$67	$12,475

Note 17–Condensed Consolidating Information

The Partnership and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, the 9% Senior Notes due 2012, and the 6 5/8% Senior Notes due 2014, the 6 3/4% Senior Notes due 2010, the 7 1/8% Senior Notes due 2015 and the 6 1/2% Senior Notes due 2016 (collectively, the “Senior Notes”) issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The total aggregate principal amount of Senior Notes outstanding as of December 31, 2005 was $1.1 billion. Certain of the Partnership’s other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

For comparative purposes, the Condensed Consolidating Financial Statements for the periods prior to the ElderTrust acquisition are presented as “Predecessor Company” financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets

Total net real estate investments	$56,201	$88,992	$—	$145,193
Cash and cash equivalents	1	438	—	439
Restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	508	1,366	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ capital

Liabilities:
Debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	431	—	434
Accounts payable and other accrued liabilities	174	3,017	—	3,191

Total liabilities	3,297	75,028	—	78,325
Partners’ capital	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ capital	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets

Total net real estate investments	$63,608	$92,135	$—	$155,743
Cash and cash equivalents	37	1,173	—	1,210
Restricted cash	2,658	4,047	—	6,705
Equity in affiliates	80,447	15	(80,462)	—
Other assets	209	681	—	890

Total assets	$146,959	$98,051	$(80,462)	$164,548

Liabilities and partners’ capital

Liabilities:
Debt	$9,666	$68,067	$—	$77,733
Intercompany	(4,180)	4,180	—	—
Notes payable to affilliate	7,802	—	—	7,802
Accrued interest	264	439	—	703
Accounts payable and other accrued liabilities	607	2,716	—	3,323

Total liabilities	14,159	75,402	—	89,561
Partners’ capital	132,800	22,649	(80,462)	74,987

Total liabilities and partners’ capital	$146,959	$98,051	$(80,462)	$164,548

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:

Rental income	$5,683	$10,695	$—	$16,378
Interest and other income	93	56	—	149
Equity earnings in affiliates	(376)	—	376	—

Total revenues	5,400	10,751	376	16,527

Expenses:

Interest	36	5,054	—	5,090
Intercompany interest	(25)	625	—	600
Depreciation	2,140	3,167	—	5,307
Property-level operating expenses	—	1,430	—	1,430
General, administrative and professional fees	609	851	—	1,460

Total expenses	2,760	11,127	—	13,887

Income (loss) before discontinued operations	2,640	(376)	376	2,640
Discontinued operations	5,334	—	—	5,334

Net income (loss)	$7,974	$(376)	$376	$7,974

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:

Rental income	$5,198	$9,724	$—	$14,922
Interest and other income	11	43	—	54
Equity earnings in affiliates	(376)	—	376	—

Total revenues	4,833	9,767	376	14,976

Expenses:

Interest	139	4,814	—	4,953
Intercompany interest	(110)	519	—	409
Depreciation	1,960	2,896	—	4,856
Property-level operating expenses	—	1,161	—	1,161
General, administrative and professional fees	542	753	—	1,295

Total expenses	2,531	10,143	—	12,674

Income (loss) before discontinued operations	2,302	(376)	376	2,302
Discontinued operations	(51)	—	—	(51)

Net income (loss)	$2,251	$(376)	$376	$2,251

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:

Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:

Interest	40	509	—	549
Intercompany interest	37	26	(63)	—
Depreciation	192	295	—	487
Property-level operating expenses	—	101	—	101
General, administrative and professional fees	182	18	—	200
Loss on extinguishment of debt	8	—	—	8
Loss on sale of fixed assets	10	—	—	10

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:

Rental income	$6,387	$11,317	$—	$17,704
Interest and other income	196	40	—	236
Intercompany interest income	4,817	—	(4,817)	—
Equity earnings in affiliates	554	—	(554)	—

Total revenues	11,954	11,357	(5,371)	17,940

Expenses:

Interest, including amortization of deferred finance costs	2,040	5,207	—	7,247
Intercompany interest	669	989	(1,658)	—
Depreciation and amortization	2,347	3,137	—	5,484
Property-level operating expenses	—	1,230	—	1,230
General, administrative and professional fees	2,359	240	—	2,599
Severance expense	1,270	—	—	1,270
Gain on extinguishment of debt	(1,039)	—	—	(1,039)

Total expenses	7,646	10,803	(1,658)	16,791

Income before minority interest and discontinued operations	4,308	554	(3,713)	1,149
Minority interest	1	—	—	1
Discontinued operations	59	—	3,241	3,300

Net income	$4,368	$554	$(472)	$4,450

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$6,653	$1,409	$—	$8,062

Net cash provided by (used in) investing activities	9,889	(25)	—	9,864

Cash flows from financing activities:
Distributions to unit holders	(7,337)	(827)	—	(8,164)
Repayment of debt	(9,241)	(1,292)	—	(10,533)

Net cash used in financing activities	(16,578)	(2,119)	—	(18,697)

Net decrease in cash and cash equivalents	(36)	(735)	—	(771)
Cash and cash equivalents at beginning of year	37	1,173	—	1,210

Cash and cash equivalents at end of year	$1	$438	$—	$439

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through December 31, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$4,260	$3,108	$—	$7,368

Net cash used in investing activities	—	(83)	—	(83)

Cash flows from financing activities:
Repayment of debt	(3,509)	(1,169)	—	(4,678)
Issuance of note payable	7,500	—	—	7,500
Distributions to unit holders	(35,366)	(1,551)	—	(36,917)

Net cash used in financing activities	(31,375)	(2,720)	—	(34,095)

Net (decrease) increase in cash and cash equivalents	(27,115)	305	—	(26,810)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$37	$1,173	$—	$1,210

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080

Net cash provided by investing activities	2,806	—	—	2,806

Cash flows from financing activities:
Distributions to unit holders	(1,293)	—	—	(1,293)
Payments on mortgages payable	(30)	(212)	—	(242)

Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$23,361	$2,617	$—	$25,978

Net cash provided by (used in) investing activities	34,258	(293)	—	33,965

Cash flows from financing activities:
Issuance of partnership units	(112)	—	—	(112)
Distributions to unit holders	(3,855)	—	—	(3,855)
Payments on debt	(36,532)	(1,154)	—	(37,686)

Net cash used in financing activities	(40,499)	(1,154)	—	(41,653)

Net increase in cash and cash equivalents	17,120	1,170	—	18,290
Cash and cash equivalents at beginning of year	6,906	473	—	7,379

Cash and cash equivalents at end of year	$24,026	$1,643	$—	$25,669

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income
Facility name	City	State	Land	Buildings And Improvments	Subsequent to Acquisition	Land	Buildings and Improvments				Statement is Computed
SKILLED NURSING FACILITIES
Lopatcong Center	Phillipsburg	NJ	$1,490	$12,336	$—	$1,490	$12,336	$935	1982	2004	30 years
Wayne Center	Wayne	PA	662	6,872		662	6,872	504	1875	2004	30 years
Belvedere Nursing & Rehab	Chester	PA	822	7,202		822	7,202	541	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982		1,596	13,982	1,051	1948	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871		1,091	7,871	616	1982	2004	30 years

TOTAL FOR SKILLED NURSING FACILITIES			5,661	48,263	—	5,661	48,263	3,647

SENIORS HOUSING FACILITIES
Heritage Woods	Agawarn	MA	1,249	4,625		1,249	4,625	419	1997	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544		1,194	12,544	841	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678		1,793	9,678	642	1930	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418		1,468	11,418	753	1995	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854		1,772	14,854	1,029	1996	2004	30 years
Berkshire Commons	Reading	PA	470	4,301		470	4,301	340	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406		420	4,406	340	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233		360	3,233	256	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079		1,151	9,079	643	1997	2004	30 years

TOTAL FOR SENIORS HOUSING FACILITIES			9,877	74,138	—	9,877	74,138	5,263

MEDICAL OFFICE BUILDINGS
Lacey Branch Office Building	Forked River	NJ	63	621		63	621	46	1996	2004	30 years
Professional Office Building I	Upland	PA	—	6,243	58	—	6,301	454	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	52	—	10,431	752	1984	2004	30 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			63	17,243	110	63	17,353	1,252

TOTAL FOR ALL PROPERTIES			$15,601	$139,644	$110	$15,601	$139,754	$10,162

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(In thousands)

	For the Year Ended December 31,
	2005	2004
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$160,769	$—
Additions during period:
Acquisitions	25	160,769
Dispositions:
Sale of facilities	(5,439)

Balance end of period	$155,355	$160,769

Accumulated depreciation:
Balance at beginning of period	$5,026	$—
Additions during period:
Depreciation expense	5,460	5,026
Dispositions:
Sale of facilities	(324)	—

Balance end of period	$10,162	$5,026

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

Based upon their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. The trustee and executive officers of ElderTrust are listed in the following table:

Name	Age	Position
Debra A. Cafaro	48	President and Chief Executive Officer
Richard A. Schweinhart	56	Chief Financial Officer
T. Richard Riney	48	Secretary and Trustee

T. Richard Riney has served as a Trustee of ElderTrust since February 5, 2004, the date of the ElderTrust acquisition.

ElderTrust is a direct wholly owned subsidiary of Ventas. Ventas has adopted a code of ethics that applies to its executive officers and the executive officers of Ventas’s subsidiaries, including ElderTrust. We do not have an audit committee, but rely on the Audit Committee of Ventas’s Board of Directors to perform similar functions for us. The additional information required by this Item 10 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2006.

ITEM 11. Executive Compensation

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. ElderTrust has not paid any compensation to its trustee or executive officers. ElderTrust is a direct wholly owned subsidiary of Ventas. The additional information required by this Item 11 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2006.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our partnership interests as of March 24, 2006 by each person we know to be the beneficial owner of more than 5% of each class of our outstanding partnership interests. As of March 24, 2006, no trustee, director or executive officer of ElderTrust or Ventas beneficially owned any partnership interests. Each entity named in the table has sole voting power and sole investment power over the units beneficially owned by it.

Name of Beneficial Owner	Partnership Interests Beneficially Owned	Percent of Class
Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	7,873 Class A general partnership units (1)	100%

Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	8,040,688 Class A limited partnership units (2)	100%

Norland Plastics Company 155 South Limerick Road Limerick, PA 19468	31,455 Class C limited partnership units (3)	100%

Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	304,010 Class D limited partnership units	88.1%

(1)	Consists of 7,873 Class A general partnership units held by ElderTrust, which is a wholly owned subsidiary of Ventas.
(2)	Includes 7,776,573 Class A limited partnership units held by ElderTrust.
(3)	Consists of 31,455 Class C limited partnership units held by ET Sub-Falls-Washington Street, LLC, which is a wholly owned subsidiary of Norland Plastics Company.

The additional information required by this Item 12 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2006.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to “Note 13—Related Party Transactions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Ventas’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2006.

ITEM 14. Principal Accountant Fees and Services

Ernst & Young LLP has been our independent auditors since January 1, 2004 and has audited our consolidated financial statements for the period from January 1, 2004 through February 4, 2004, the period from February 5, 2004 through December 31, 2004 and the year ended December 31, 2005. Fees charged by Ernst & Young for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Audit Fees (1)	$54,000	$80,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$54,000	$80,000

(1)	The category of Audit Fees includes the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The additional information required by this Item 14 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2006.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

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

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.2.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.2.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.9 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.12 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document
4.2.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.2.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.10 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.3.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.3.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.3.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.3.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.1 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.4.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Anex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Associations, as Trustees, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.4.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.7 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document
4.4.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.10 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.14 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.4.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.10 to Ventas’s Quarterly Report on Form 10-K for the year ended December 31, 2005.

4.5.1

Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the

6 5/8% Senior Notes due 2014.

Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

4.5.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.5.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.8 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.11 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.15 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

Exhibit Number	Description of Document	Location of Document
4.5.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.7.7 to Ventas’s Quarterly Report on Form 10-K for the year ended December 31, 2005.

4.6.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.6.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.6.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.6.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.8.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.7.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on December 13, 2005.

4.7.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

Exhibit Number	Description of Document	Location of Document
10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on September 13, 2002.

10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, the Partnership and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

10.7.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement incorporated by reference as Exhibit 10.7.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2006

ElderTrust Operating Limited Partnership

By: ElderTrust, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra A. Cafaro Debra A. Cafaro	President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Executive Officer)	April 6, 2006

/s/ Richard A. Schweinhart Richard A. Schweinhart	Executive Vice President and Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Financial Officer)	April 6, 2006

/s/ Robert J. Brehl Robert J. Brehl	Chief Accounting Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Accounting Officer)	April 6, 2006

/s/ T. Richard Riney T. Richard Riney	Trustee of ElderTrust, general partner of ElderTrust Operating Limited Partnership	April 6, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.2.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.2.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.9 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.12 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document
4.2.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.2.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.4.10 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.3.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.3.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.3.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.3.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.1 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.4.1	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Anex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Associations, as Trustees, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.5.5 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.4.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.7 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.10 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.14 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document
4.4.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.4.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.6.10 to Ventas’s Quarterly Report on Form 10-K for the year ended December 31, 2005.

4.5.1	Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

4.5.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.5.3	Supplemental Indenture dated as of April 4, 2005 among Ventas Sun LLC and Ventas Cal Sun LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.8 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.4	Supplemental Indenture dated as of June 7, 2005 among Ventas Provident, LLC (formerly VTRP Merger Sub, LLC), as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.11 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.5	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.15 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.6	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.6 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.5.7	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.7.7 to Ventas’s Quarterly Report on Form 10-K for the year ended December 31, 2005.

4.6.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.6.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit Number	Description of Document	Location of Document
4.6.3	Supplemental Indenture dated as of September 14, 2005 among ET Sub-Woodbridge, L.P., as the Guaranteeing Subsidiary, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2.3 to our Registration Statement on Form S-4, as amended, File No. 333-127262.

4.6.4	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.8.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.7.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on December 13, 2005.

4.7.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit Number	Description of Document	Location of Document
10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on September 13, 2002.

Exhibit Number	Description of Document	Location of Document
10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit Number	Description of Document	Location of Document
10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, the Partnership and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

10.7.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement incorporated by reference as Exhibit 10.7.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
23.2	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.