Form 10-Q
period 2006-03-31
ElderTrust Operating Limited Partnership
filed 2006-05-12
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM [            ] TO [            ]

Commission file number:	333-89312-02
333-90756-03 333-101598-03 333-107942-05 333-119261-27 333-120642-27 333-127262-45 333-131342-56 333-133115-61

Eldertrust Operating Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware	23-2915846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Assets:
Real estate investments, at cost	$139,882	$139,754
Less – accumulated depreciation	(11,493)	(10,162)
Land	15,601	15,601

Net real estate investments	143,990	145,193
Cash and cash equivalents	463	439
Restricted cash	5,741	5,616
Accounts receivable, net of allowance of $7 and $36, respectively	1,541	1,401
Investment in affiliates	9,039	9,039
Other assets	221	473

Total assets	$160,995	$162,161

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Debt	$66,850	$67,200
Note payable to affiliate	7,648	7,500
Accrued interest	429	434
Accounts payable and other accrued liabilities	162	233
Other liabilities	2,819	2,958

Total liabilities	77,908	78,325
Partners’ capital	83,087	83,836

Total liabilities and partners’ capital	$160,995	$162,161

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$4,111	$4,077
Interest and other income	32	10

Total revenues	4,143	4,087
Expenses:
Interest	1,422	1,446
Depreciation	1,330	1,326
Property-level operating expenses	331	331
General, administrative and professional fees	299	384

Total expenses	3,382	3,487

Income before discontinued operations	761	600
Discontinued operations	—	(38)

Net income	$761	$562

Net income allocated to Class A general partner	$1	$1
Net income allocated to Class A limited partners	726	559
Net income allocated to Class C limited partner	3	2
Net income allocated to Class D limited partners	31	—

Net income per unit:
Class A general partnership units	$0.13	$0.13
Class A limited partnership units	0.09	0.07
Class C limited partnership units	0.10	0.06
Class D limited partnership units	0.09	—

Units used to compute per unit amount:
Class A general partnership units	8	8
Class A limited partnership units	8,041	8,041
Class C limited partnership units	31	31
Class D limited partnership units	345	—

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$761	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations	1,330	1,372
Straight-lining of rental income	(131)	(119)
Other	(29)	3
Net changes in assets and liabilities:
Increase in restricted cash	(125)	(278)
Decrease in accounts receivable and other assets	20	48
Increase (decrease) in accounts payable and accrued liabilities	4	(658)
Other	253	21

Net cash provided by operating activities	2,083	951
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in real estate properties	(128)	—

Net cash used in investing activities	(128)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unit holders	(1,581)	(1,350)
Repayment of debt	(350)	(326)

Net cash used in financing activities	(1,931)	(1,676)

Net increase (decrease) in cash and cash equivalents	24	(725)
Cash and cash equivalents, beginning of period	439	1,210

Cash and cash equivalents, end of period	$463	$485

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “ETOP” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange.

As of March 31, 2006, our consolidated assets included seventeen properties located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited consolidated financial statements for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to current year presentation.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties. With the exception of our office buildings, we do not operate our facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relates to our investment in real estate.

Gain on Sale of Facilities

We recognize sales of facilities only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets in the consolidated balance sheet. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.”

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2006, approximately 53.6% and 35.2% of our properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation (“Genesis HealthCare”) and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living LLC and certain of its related entities (collectively “Benchmark”), respectively. Approximately 49.7% and 30.9% of our total rental revenue for the three months ended March 31, 2006 were derived from leases with Genesis and Benchmark, respectively.

Because we lease a substantial portion of our properties to Genesis and Benchmark and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners.

Genesis HealthCare is subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. The information related to Genesis HealthCare contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Genesis HealthCare with the Commission or other publicly available information, or has been provided to us by Genesis HealthCare. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. Genesis HealthCare’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Genesis HealthCare’s publicly available filings from the Commission.

NOTE 4—DISCONTINUED OPERATIONS

In October 2005, we completed the sale of one seniors housing facility. The operating results of this facility are presented in discontinued operations in the Condensed Consolidated Statement of Income for the three months ended March 31, 2005.

During the three months ended March 31, 2006, we did not dispose of any operating assets or have any operating assets classified as held for sale and, therefore, no amounts were reported in discontinued operations.

Set forth below is a summary of the results of operations of the facility sold in October 2005:

For the Three Months Ended March 31, 2005
Revenues:
Rental income	$203
Interest and other income	20

Total revenues	223
Expenses:
Interest	196
Depreciation	46
General and administrative	19

Total expenses	261

Discontinued operations	$(38)

NOTE 5—RELATED PARTY TRANSACTIONS

In accordance with our Limited Partnership Agreement, our general partner uses an allocation method for its general, administrative and professional fees and charges these to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of the general partner. Other direct expenses are incurred by us and expensed at the time incurred. Approximately 86.3% and 94.0% of our consolidated general, administrative and professional fees for the three months ended March 31, 2006 and 2005, respectively, related to this allocation.

NOTE 6—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of March 31, 2006, the note had an outstanding balance of $7.6 million, which included accrued but unpaid interest.

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to each series of senior notes issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Ventas Issuers”), both wholly owned subsidiaries of Ventas. The total aggregate principal amount of senior notes outstanding as of March 31, 2006 was $1.1 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. Additionally, certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$55,666	$88,324	$—	$143,990
Cash and cash equivalents	—	463	—	463
Restricted cash	—	5,741	—	5,741
Equity in affiliates	80,851	15	(80,866)	—
Investment in affiliates	9,039	—	—	9,039
Other	549	1,213	—	1,762

Total assets	$146,105	$95,756	$(80,866)	$160,995

Liabilities and partners’ capital
Liabilities:
Debt	$421	$66,429	$—	$66,850
Intercompany	(5,120)	5,120	—	—
Note payable to affiliate	7,648	—	—	7,648
Accrued interest	—	429	—	429
Accounts payable and other accrued liabilities	104	2,877	—	2,981

Total liabilities	3,053	74,855	—	77,908
Total partners’ capital	143,052	20,901	(80,866)	83,087

Total liabilities and partners’ capital	$146,105	$95,756	$(80,866)	$160,995

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$56,201	$88,992	$—	$145,193
Cash and cash equivalents	1	438	—	439
Restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	508	1,366	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ capital
Liabilities:
Debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	431	—	434
Accounts payable and other accrued liabilities	174	3,017	—	3,191

Total liabilities	3,297	75,028	—	78,325
Total partners’ capital	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ capital	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,422	$2,689	$—	$4,111
Equity loss in affiliates	(22)	—	22	—
Interest and other income	—	32	—	32

Total revenues	1,400	2,721	22	4,143
Expenses:
Interest	157	1,265	—	1,422
Depreciation	535	795	—	1,330
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	115	184	—	299
Intercompany interest	(168)	168	—	—

Total expenses	639	2,743	—	3,382

Net income (loss)	$761	$(22)	$22	$761

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,419	$2,658	$—	$4,077
Interest and other income	—	10	—	10
Equity loss in affiliates	(286)	—	286	—

Total revenues	1,133	2,668	286	4,087
Expenses:
Interest	11	1,435	—	1,446
Depreciation	535	791	—	1,326
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	155	229	—	384
Intercompany interest	(168)	168	—	—

Total expenses	533	2,954	—	3,487

Income before discontinued operations	600	(286)	286	600
Discontinued operations	(38)	—	—	(38)

Net income (loss)	$562	$(286)	$286	$562

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$579	$1,504	$—	$2,083

Net cash used in investing activities	—	(128)	—	(128)

Cash flows from financing activities:
Repayment of debt	(3)	(347)	—	(350)
Distributions to unit holders	(577)	(1,004)	—	(1,581)

Net cash used in financing activities	(580)	(1,351)	—	(1,931)

Net (decrease) increase in cash and cash equivalents	(1)	25	—	24
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$463	$—	$463

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by (used in) operating activities	$1,205	$(254)	$—	$951

Net cash provided by investing activities	—	—	—	—

Cash flows from financing activities:
Repayment of debt	(3)	(323)	—	(326)
Distributions to unit holders	(1,208)	(142)	—	(1,350)

Net cash used in financing activities	(1,211)	(465)	—	(1,676)

Net decrease in cash and cash equivalents	(6)	(719)	—	(725)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$31	$454	$—	$485

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our,” “ETOP” and the “Partnership” and other similar terms in this Quarterly Report on Form 10-Q refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update such forward-looking statements, which speak only as of the date on which they are made.

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•	the ability and willingness of our tenants and operators, including Genesis HealthCare Corporation (“Genesis HealthCare”) and certain of its related entities (collectively, “Genesis”), and Benchmark Assisted Living LLC and certain of its related entities (collectively, “Benchmark”) to meet and/or perform the obligations under their various contractual arrangements with us;

•	the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities;

•	the nature and extent of future competition;

•	the extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	increases in our cost of borrowing;

•	the ability of our operators to deliver high quality care and to attract patients;

•	the results of litigation affecting us;

•	changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	the movement of interest rates;

•	the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to relet our properties on the same or better terms in the event such leases expire and are not renewed by the existing tenants; and

•	the impact on the liquidity, financial condition and results of operations of our tenants and operators resulting from increased operating costs and uninsured liabilities for professional liability claims, and the ability of our tenants and operators to accurately estimate the magnitude of such liabilities.

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

As of March 31, 2006, our consolidated assets included seventeen properties, located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate net book value of $144.0 million. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases, which require the tenants to pay all property-related expenses.

As of March 31, 2006, approximately 53.6% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 49.7% and 30.9% of our total rental revenue for the three months ended March 31, 2006 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and/or Benchmark to continue their operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On April 12, 2006, the Centers for Medicare & Medicaid Services (“CMS”) placed on public display a proposed rule to revise the hospital inpatient prospective payment system and to implement the Deficit Reduction Act of 2005, which proposed rule may also affect skilled nursing facilities. Under the proposed rule, for skilled nursing facility cost reporting periods beginning on or after October 1, 2005, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70%. CMS estimates that the change in the treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from fiscal year 2006 to 2010.

The proposed rule also includes various options for classifying and weighing patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although, we currently cannot predict what impact it will have on the liquidity or profitability of the operators of our skilled nursing facilities.

Finally, under the proposed rule, the $1,740 annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap of $1,740 on occupational therapy would be lifted for those patients who can demonstrate medical necessity. Unless Congress takes prior action, the caps will go back into effect on January 1, 2007.

On August 4, 2005, CMS published a final rule under the prospective payment system for skilled nursing facilities. Pursuant to the rule, CMS, among other things, adopted a refinement to the resource utilization groups (“RUGs”) used to determine payment for beneficiaries in skilled nursing facilities which increases the number of RUGs from 44 to 53. CMS also increased the case mix index adjustment for all RUGs categories, and implemented a market basket increase of 3%. The market basket increase became effective on October 1, 2005, and the RUGs refinements became effective January 1, 2006. The overall effect of these changes in 2006 is projected by CMS to be a 0.1% increase in aggregate Medicare payments, but within this aggregate CMS expects some facilities to have modest decreases and some to have modest increases.

Medicaid Reimbursement; Skilled Nursing Facilities

The April 12, 2006 rule proposed by CMS also mitigates both state and federal Medicaid expenditures by establishing additional Medicaid eligibility restrictions. Collectively, these Medicaid eligibility restrictions are anticipated to reduce Medicaid payments to skilled nursing facility operators in the future.

At this time, it is not possible to predict whether significant Medicaid rate freezes, cuts or other program changes will be adopted, and if so, by how many states or the impact of such action on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators and in turn could have an adverse effect on us.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, which requires us to make estimates and judgments that affect the reported amounts in the financial statements and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.

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

Gain on Sale of Facilities

We recognize sales of facilities only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets in the consolidated balance sheet. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Results of Operations

There was no material change in our revenues from the first quarter of 2005. The majority of our general, administrative and professional fees results from the allocation of corporate expenses from our general partner. The decrease in this expense during the first quarter of 2006 is attributable primarily to lower allocations from the general partner. There were no other material changes in our other expenses from the first quarter of 2005. Discontinued operations in 2005 relates to the operating results of a seniors housing facility that was sold in October 2005.

Liquidity and Capital Resources

During the three months ended March 31, 2006, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future.

We had cash and cash equivalents of $0.5 million and restricted cash of $5.7 million as of March 31, 2006.

Net cash provided by operating activities was $2.1 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. This increase is due primarily due to operational improvements and favorable changes in operating assets and liabilities at March 31, 2006.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2006 and related solely to building improvements for our medical office buildings. No similar investments were made during the same period in 2005.

Net cash used in financing activities was $1.9 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. This increase is primarily the result of cash distributions to a greater number of unit holders.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2006 and December 31, 2005 (in thousands):

	Fixed Rate Debt
	As of March 31, 2006	As of December 31, 2005
Book value	$74,077	$74,276
Fair value	76,930	79,778
Fair value reflecting change in interest rates:
-100 BPS	80,990	84,197
+100 BPS	73,294	75,831

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

Based upon their evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2006

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