Form 10-Q
period 2006-06-30
ElderTrust Operating Limited Partnership
filed 2006-08-14
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Assets:
Real estate investments, at cost	$139,917	$139,754
Less – accumulated depreciation	(12,825)	(10,162)
Land	15,601	15,601

Net real estate investments	142,693	145,193
Cash and cash equivalents	458	439
Restricted cash	5,982	5,616
Accounts receivable, net of allowance of $4 and $36, respectively	1,663	1,401
Investment in affiliates	9,039	9,039
Other assets	296	473

Total assets	$160,131	$162,161

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$66,508	$67,200
Note payable to affiliate	7,798	7,500
Accrued interest	420	434
Accounts payable and accrued and other liabilities	3,031	3,191

Total liabilities	77,757	78,325
Partners’ capital	82,374	83,836

Total liabilities and partners’ capital	$160,131	$162,161

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$4,119	$4,078	$8,230	$8,155
Interest and other income	26	11	58	21

Total revenues	4,145	4,089	8,288	8,176
Expenses:
Interest	1,273	1,299	2,547	2,597
Depreciation	1,332	1,327	2,663	2,652
Property-level operating expenses	357	366	687	697
General, administrative and professional fees	251	359	550	743
Intercompany interest	150	150	298	298

Total expenses	3,363	3,501	6,745	6,987

Income before discontinued operations	782	588	1,543	1,189
Discontinued operations	—	(37)	—	(76)

Net income	$782	$551	$1,543	$1,113

Net income allocated to Class A general partner	$1	$1	$1	$1
Net income allocated to Class A limited partners	746	548	1,473	1,108
Net income allocated to Class C limited partner	3	2	6	4
Net income allocated to Class D limited partners	32	—	63	—

Net income per unit:
Class A general partnership units	$0.13	$0.13	$0.13	$0.13
Class A limited partnership units	0.09	0.07	0.09	0.14
Class C limited partnership units	0.10	0.06	0.10	0.13
Class D limited partnership units	0.09	—	0.09	—

Units used to compute per unit amount:
Class A general partnership units	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	8,041
Class C limited partnership units	31	31	31	31
Class D limited partnership units	345	—	345	—

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,543	$1,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	2,663	2,745
Straight-lining of rental income	(257)	(234)
Other	(32)	37
Net changes in operating assets and liabilities:
Increase in restricted cash	(366)	(1,080)
Decrease in accounts receivable and other assets	204	131
Increase in accounts payable and accrued and other liabilities	195	94

Net cash provided by operating activities	3,950	2,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in real estate properties	(163)	(4)

Net cash used in investing activities	(163)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unit holders	(3,076)	(2,909)
Repayment of debt	(692)	(644)

Net cash used in financing activities	(3,768)	(3,553)

Net increase (decrease) in cash and cash equivalents	19	(751)
Cash and cash equivalents, beginning of period	439	1,210

Cash and cash equivalents, end of period	$458	$459

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

As of June 30, 2006, our consolidated assets included seventeen properties located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited consolidated financial statements for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing healthcare-related and seniors housing facilities and leasing or subleasing those facilities to third parties. With the exception of our office buildings, we do not operate our facilities nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relate to our investment in real estate.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2006, approximately 53.5% and 35.2% of our properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation (“Genesis HealthCare”) and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living LLC and certain of its related entities (collectively “Benchmark”), respectively. Approximately 49.8% and 30.8% of our total revenues for the six months ended June 30, 2006 were derived from leases with Genesis and Benchmark, respectively.

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

NOTE 4—DISCONTINUED OPERATIONS

In October 2005, we completed the sale of one seniors housing facility. The operating results of this facility are presented in discontinued operations in the Condensed Consolidated Statement of Income for the three- and six-month periods ended June 30, 2005.

During the six months ended June 30, 2006, we did not dispose of any operating assets or have any operating assets classified as held for sale and, therefore, no amounts were reported in discontinued operations.

Set forth below is a summary of the results of operations of the facility sold in October 2005:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Revenues:
Rental income	$202	$405
Interest and other income	21	41

Total revenues	223	446
Expenses:
Interest	196	392
Depreciation	46	93
General, administrative and professional fees	18	37

Total expenses	260	522

Discontinued operations	$(37)	$(76)

NOTE 5—RELATED PARTY TRANSACTIONS

In accordance with our Limited Partnership Agreement, our general partner uses an allocation method for its general, administrative and professional fees and charges these to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of the general partner. Other direct expenses are incurred by us and expensed at the time incurred. Approximately 90.0% and 89.8% of our consolidated general, administrative and professional fees for the six months ended June 30, 2006 and 2005, respectively, related to this allocation.

NOTE 6—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas (“Ventas Realty”). Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of June 30, 2006, the note had an outstanding balance of $7.8 million, which included accrued but unpaid interest.

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to each series of senior notes issued by Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), both wholly owned subsidiaries of Ventas. The aggregate principal amount of senior notes outstanding as of June 30, 2006 was $1.1 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. Additionally, we and the ETOP Subsidiary Guarantors have guaranteed Ventas Realty’s $500 million senior unsecured revolving credit facility and certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$55,131	$87,562	$—	$142,693
Cash and cash equivalents	—	458	—	458
Restricted cash	—	5,982	—	5,982
Equity in affiliates	80,821	15	(80,836)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	585	1,374	—	1,959

Total assets	$145,576	$95,391	$(80,836)	$160,131

Liabilities and partners’ capital
Liabilities:
Debt	$418	$66,090	$—	$66,508
Intercompany	(5,150)	5,150	—	—
Note payable to affiliate	7,798	—	—	7,798
Accrued interest	1	419	—	420
Accounts payable and accrued and other liabilities	102	2,929	—	3,031

Total liabilities	3,169	74,588	—	77,757
Total partners’ capital	142,407	20,803	(80,836)	82,374

Total liabilities and partners’ capital	$145,576	$95,391	$(80,836)	$160,131

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$56,201	$88,992	$—	$145,193
Cash and cash equivalents	1	438	—	439
Restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	508	1,366	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ capital
Liabilities:
Debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	431	—	434
Accounts payable and accrued and other liabilities	174	3,017	—	3,191

Total liabilities	3,297	75,028	—	78,325
Total partners’ capital	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ capital	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,431	$2,688	$—	$4,119
Equity loss in affiliates	(30)	—	30	—
Interest and other income	—	26	—	26

Total revenues	1,401	2,714	30	4,145
Expenses:
Interest	10	1,263	—	1,273
Depreciation	534	798	—	1,332
Property-level operating expenses	—	357	—	357
General, administrative and professional fees	103	148	—	251
Intercompany interest	(28)	178	—	150

Total expenses	619	2,744	—	3,363

Net income (loss)	$782	$(30)	$30	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,418	$2,660	$—	$4,078
Equity loss in affiliates	(142)	—	142	—
Interest and other income	1	10	—	11

Total revenues	1,277	2,670	142	4,089
Expenses:
Interest	9	1,290	—	1,299
Depreciation	534	793	—	1,327
Property-level operating expenses	—	366	—	366
General, administrative and professional fees	149	210	—	359
Intercompany interest	(3)	153	—	150

Total expenses	689	2,812	—	3,501

Income (loss) before discontinued operations	588	(142)	142	588
Discontinued operations	(37)	—	—	(37)

Net income (loss)	$551	$(142)	$142	$551

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$2,853	$5,377	$—	$8,230
Equity loss in affiliates	(52)	—	52	—
Interest and other income	—	58	—	58

Total revenues	2,801	5,435	52	8,288
Expenses:
Interest	17	2,530	—	2,547
Depreciation	1,069	1,594	—	2,663
Property-level operating expenses	—	687	—	687
General, administrative and professional fees	218	332	—	550
Intercompany interest	(46)	344	—	298

Total expenses	1,258	5,487	—	6,745

Net income (loss)	$1,543	$(52)	$52	$1,543

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$2,837	$5,318	$—	$8,155
Equity loss in affiliates	(259)	—	259	—
Interest and other income	1	20	—	21

Total revenues	2,579	5,338	259	8,176
Expenses:
Interest	18	2,579	—	2,597
Depreciation	1,069	1,583	—	2,652
Property-level operating expenses	—	697	—	697
General, administrative and professional fees	304	439	—	743
Intercompany interest	(1)	299	—	298

Total expenses	1,390	5,597	—	6,987

Income (loss) before discontinued operations	1,189	(259)	259	1,189
Discontinued operations	(76)	—	—	(76)

Net income (loss)	$1,113	$(259)	$259	$1,113

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$1,248	$2,702	$—	$3,950

Net cash used in investing activities	—	(163)	—	(163)

Net cash used in financing activities	(1,249)	(2,519)	—	(3,768)

Net increase (decrease) in cash and cash equivalents	(1)	20	—	19
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$458	$—	$458

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$2,346	$460	$—	$2,806

Net cash used in investing activities	—	(4)	—	(4)

Net cash used in financing activities	(2,383)	(1,170)	—	(3,553)

Net decrease in cash and cash equivalents	(37)	(714)	—	(751)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$459	$—	$459

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

Background Information

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

As of June 30, 2006, our consolidated assets included seventeen properties, located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate net book value of $142.7 million. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases, which require the tenants to pay all property-related expenses.

As of June 30, 2006, approximately 53.5% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 49.8% and 30.8% of our total revenues for the six months ended June 30, 2006 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and/or Benchmark to continue their operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On April 12, 2006, the Centers for Medicare and Medicaid Services (“CMS”) placed on public display a proposed rule to implement the Deficit Reduction Act of 2005. Under the proposed rule, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) would be reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in the treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from fiscal year 2006 to 2010.

The proposed rule also includes various options for classifying and weighing patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although, we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

In addition, under the proposed rule, the $1,740 annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap of $1,740 on occupational therapy would be lifted for those patients who can demonstrate medical necessity. Unless Congress takes prior action, the caps will go back into effect on January 1, 2007.

On August 4, 2005, CMS published a final rule under the prospective payment system for skilled nursing facilities. Pursuant to the rule, CMS, among other things, adopted a refinement to the resource utilization groups (“RUGs”) used to determine payment for beneficiaries in skilled nursing facilities which increases the number of RUGs from 44 to 53. CMS also increased the case mix index adjustment for all RUGs categories and implemented a market basket increase of 3%. The market basket increase became effective on October 1, 2005, and the RUGs refinements became effective January 1, 2006. CMS projects the overall effect of these changes in 2006 to be a 0.1% increase in aggregate Medicare payments, but within this aggregate CMS expects some facilities to have modest decreases and some to have modest increases.

In the past, CMS has updated skilled nursing facility payment rates under Medicare part A through annual rulemaking. For fiscal year 2007, CMS published a notice on July 31, 2006, providing a market basket increase of 3.1% for all part A claims effective on October 1, 2006.

Medicaid Reimbursement; Skilled Nursing Facilities

Finally, the April 12, 2006 proposed rule described above mitigates both state and federal Medicaid expenditures by establishing additional Medicaid eligibility restrictions. Collectively, these Medicaid eligibility restrictions are anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. Further, President Bush’s Budget for fiscal year 2007 proposes limiting to 3% the taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid. The ceiling is currently set at 6%. There is strong opposition from state governors, and it is uncertain whether the proposal will go into effect. If it does, it could have an adverse effect in certain states, although we cannot predict at this time how any such reduction would affect our skilled nursing facility operators.

At this time, we also cannot predict whether significant Medicaid rate freezes, cuts or other program changes will be adopted, and if so, by how many states or the impact of such action on our skilled nursing facility operators. However, severe and widespread rate cuts or freezes could have a material adverse effect on those operators and in turn could have an adverse effect on us.

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

Results of Operations

There was no material change in our revenues for the three and six months ended June 30, 2006 from the comparable periods in 2005. The majority of our general, administrative and professional fees results from the allocation of corporate expenses from our general partner. The decrease in this expense during the second quarter of 2006 and for the six-month period ended June 30, 2006 is attributable primarily to lower allocations from the general partner. There were no material changes in our other expenses from the second quarter or first six months of 2005. Discontinued operations in 2005 reflect the operating results of a seniors housing facility that was sold in October 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2006, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future.

We had cash and cash equivalents of $0.5 million and restricted cash of $6.0 million as of June 30, 2006.

Net cash provided by operating activities was $4.0 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. This increase is due primarily due to operational improvements and favorable changes in operating assets and liabilities at June 30, 2006.

Net cash used in investing activities was $163,000 for the six months ended June 30, 2006 and related solely to building improvements for our medical office buildings. Similar investments of $4,000 were made during the same period in 2005.

Net cash used in financing activities was $3.8 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively. This increase is primarily the result of cash distributions to a greater number of unit holders.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2006 and December 31, 2005 (in thousands):

	Fixed Rate Debt
	As of June 30, 2006	As of December 31, 2005
Book value	$73,590	$74,276
Fair value	75,458	79,778
Fair value reflecting change in interest rates:
-100 BPS	79,254	84,197
+100 BPS	72,052	75,831

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

Based upon their evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the second quarter of 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Date: August 14, 2006

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