Form 10-Q
period 2006-09-30
ElderTrust Operating Limited Partnership
filed 2006-11-13
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$15,601	$15,601
Buildings and improvements	139,963	139,754

	155,564	155,355
Accumulated depreciation	(14,159)	(10,162)

Net real estate investments	141,405	145,193

Cash and cash equivalents	338	439
Escrow deposits and restricted cash	5,865	5,616
Accounts receivable, net of allowance of $4 and $36, respectively	1,799	1,401
Investment in affiliates	9,039	9,039
Other	354	473

Total assets	$158,800	$162,161

Liabilities and Partners’ Capital
Liabilities:
Debt	$66,161	$67,200
Note payable to affiliate	7,500	7,500
Accrued interest	522	434
Accounts payable and accrued and other liabilities	2,987	3,191

Total liabilities	77,170	78,325
Partners’ capital	81,630	83,836

Total liabilities and partners’ capital	$158,800	$162,161

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$4,130	$4,111	$12,360	$12,267
Interest and other income	33	13	91	35

Total revenues	4,163	4,124	12,451	12,302
Expenses:
Interest	1,278	1,301	3,825	3,899
Depreciation	1,337	1,327	3,997	3,979
Property-level operating expenses	394	364	1,082	1,061
General, administrative and professional fees	221	268	772	1,012
Intercompany interest	151	151	450	449

Total expenses	3,381	3,411	10,126	10,400

Income before discontinued operations	782	713	2,325	1,902
Discontinued operations	—	28	—	(48)

Net income	$782	$741	$2,325	$1,854

Net income allocated to Class A general partner	$1	$1	$2	$2
Net income allocated to Class A limited partners	746	707	2,219	1,813
Net income allocated to Class C limited partner	3	3	9	7
Net income allocated to Class D limited partners	32	30	95	32

Net income per unit:
Class A general partnership units	$0.13	$0.13	$0.25	$0.25
Class A limited partnership units	0.09	0.09	0.28	0.23
Class C limited partnership units	0.10	0.10	0.29	0.23
Class D limited partnership units	0.09	0.09	0.28	0.22

Units used to compute per unit amount:
Class A general partnership units	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	8,041
Class C limited partnership units	31	31	31	31
Class D limited partnership units	345	339	345	143

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,325	$1,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations)	3,997	4,118
Straight-lining of rental income	(371)	(337)
Other	(32)	50
Net changes in operating assets and liabilities:
(Increase) decrease in escrow deposits and restricted cash	(249)	1,530
Decrease (increase) in accounts receivable and other assets	124	(31)
Decrease in accounts payable and accrued and other liabilities	(45)	(465)

Net cash provided by operating activities	5,749	6,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in real estate properties	(209)	(13)

Net cash used in investing activities	(209)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions (to) from unit holders	(4,602)	2,606
Repayment of debt	(1,039)	(10,196)

Net cash used in financing activities	(5,641)	(7,590)

Net decrease in cash and cash equivalents	(101)	(884)
Cash and cash equivalents at beginning of period	439	1,210

Cash and cash equivalents at end of period	$338	$326

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “ETOP” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware. We invest in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. In February 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange.

As of September 30, 2006, our consolidated assets included seventeen properties located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited consolidated financial statements for the year ended December 31, 2005. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2006, approximately 53.5% and 35.2% of our properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation (“Genesis HealthCare”) and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living LLC and certain of its related entities (collectively “Benchmark”), respectively. Approximately 49.7% and 30.7% of our total revenues for the nine months ended September 30, 2006 were derived from leases with Genesis and Benchmark, respectively.

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

NOTE 4—DISCONTINUED OPERATIONS

In October 2005, we completed the sale of one seniors housing facility. The operating results of this facility are presented in discontinued operations in the Condensed Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2005.

During the nine months ended September 30, 2006, we did not dispose of any operating assets or have any operating assets classified as held for sale and, therefore, no amounts were reported in discontinued operations.

Set forth below is a summary of the results of operations of the facility sold in October 2005:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Revenues:
Rental income	$202	$607
Interest and other income	15	55

Total revenues	217	662

Expenses:
Interest	131	522
Depreciation	46	139
General, administrative and professional fees	12	49

Total expenses	189	710

Discontinued operations	$28	$(48)

NOTE 5—RELATED PARTY TRANSACTIONS

In accordance with our Limited Partnership Agreement, our general partner uses an allocation method for its general, administrative and professional fees and charges these to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of the general partner. Other direct expenses are incurred by us and expensed at the time incurred. Approximately 94.3% and 96.4% of our consolidated general, administrative and professional fees for the nine months ended September 30, 2006 and 2005, respectively, resulted from this allocation.

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

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to each series of senior notes issued by Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), both wholly owned subsidiaries of Ventas. The aggregate principal amount of senior notes outstanding as of September 30, 2006 was $1.3 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the senior notes and therefore are not directly obligated with respect to the senior notes. Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the senior notes. Additionally, we and the ETOP Subsidiary Guarantors have guaranteed Ventas Realty’s $500.0 million senior unsecured revolving credit facility and certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$54,596	$86,809	$—	$141,405
Cash and cash equivalents	—	338	—	338
Escrow deposits and restricted cash	—	5,865	—	5,865
Equity in affiliates	80,766	15	(80,781)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	618	1,535	—	2,153

Total assets	$145,019	$94,562	$(80,781)	$158,800

Liabilities and partners’ capital
Liabilities:
Debt	$415	$65,746	$—	$66,161
Intercompany	(5,333)	5,333	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	105	417	—	522
Accounts payable and accrued and other liabilities	103	2,884	—	2,987

Total liabilities	2,790	74,380	—	77,170
Total partners’ capital	142,229	20,182	(80,781)	81,630

Total liabilities and partners’ capital	$145,019	$94,562	$(80,781)	$158,800

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Net real estate investments	$56,201	$88,992	$—	$145,193
Cash and cash equivalents	1	438	—	439
Escrow deposits and restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	508	1,366	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and partners’ capital
Liabilities:
Debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	431	—	434
Accounts payable and accrued and other liabilities	174	3,017	—	3,191

Total liabilities	3,297	75,028	—	78,325
Total partners’ capital	142,868	21,373	(80,405)	83,836

Total liabilities and partners’ capital	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,432	$2,698	$—	$4,130
Equity loss in affiliates	(55)	—	55	—
Interest and other income	—	33	—	33

Total revenues	1,377	2,731	55	4,163
Expenses:
Interest	9	1,269	—	1,278
Depreciation	537	800	—	1,337
Property-level operating expenses	—	394	—	394
General, administrative and professional fees	83	138	—	221
Intercompany interest	(34)	185	—	151

Total expenses	595	2,786	—	3,381

Net income (loss)	$782	$(55)	$55	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$1,422	$2,689	$—	$4,111
Equity loss in affiliates	(71)	—	71	—
Interest and other income	—	13	—	13

Total revenues	1,351	2,702	71	4,124

Expenses:
Interest	9	1,292	—	1,301
Depreciation	535	792	—	1,327
Property-level operating expenses	—	364	—	364
General, administrative and professional fees	103	165	—	268
Intercompany interest	(9)	160	—	151

Total expenses	638	2,773	—	3,411

Income (loss) before discontinued operations	713	(71)	71	713
Discontinued operations	28	—	—	28

Net income (loss)	$741	$(71)	$71	$741

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,285	$8,075	$—	$12,360
Equity loss in affiliates	(107)	—	107	—
Interest and other income	—	91	—	91

Total revenues	4,178	8,166	107	12,451

Expenses:
Interest	26	3,799	—	3,825
Depreciation	1,606	2,391	—	3,997
Property-level operating expenses	—	1,082	—	1,082
General administrative and professional fees	300	472	—	772
Intercompany interest	(79)	529	—	450

Total expenses	1,853	8,273	—	10,126

Net income (loss)	$2,325	$(107)	$107	$2,325

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$4,260	$8,007	$—	$12,267
Equity loss in affiliates	(329)	—	329	—
Interest and other income	1	34	—	35

Total revenues	3,932	8,041	329	12,302

Expenses:
Interest	27	3,872	—	3,899
Depreciation	1,604	2,375	—	3,979
Property-level operating expenses	—	1,061	—	1,061
General, administrative and professional fees and	409	603	—	1,012
Intercompany interest	(10)	459	—	449

Total expenses	2,030	8,370	—	10,400

Income (loss) before discontinued operations	1,902	(329)	329	1,902
Discontinued operations	(48)	—	—	(48)

Net income (loss)	$1,854	$(329)	$329	$1,854

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$3,419	$2,330	$—	$5,749
Net cash used in investing activities	—	(209)	—	(209)
Net cash used in financing activities	(3,420)	(2,221)	—	(5,641)

Net decrease in cash and cash equivalents	(1)	(100)	—	(101)
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$338	$—	$338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(In thousands)	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$6,372	$347	$—	$6,719
Net cash used in investing activities	—	(13)	—	(13)
Net cash used in financing activities	(6,409)	(1,181)	—	(7,590)

Net decrease in cash and cash equivalents	(37)	(847)	—	(884)
Cash and cash equivalents at beginning of period	37	1,173	—	1,210

Cash and cash equivalents at end of period	$—	$326	$—	$326

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

Background Information

We are a limited partnership organized under the laws of the State of Delaware. We invest in seniors housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. In February 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange.

As of September 30, 2006, our consolidated assets included seventeen properties, located in three states, consisting of nine seniors housing facilities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate net book value of $141.4 million. Except with respect to our office buildings, we lease these facilities to third-party healthcare providers, generally under “triple-net” leases, which require the tenants to pay all property-related expenses.

As of September 30, 2006, approximately 53.5% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 49.7% and 30.7% of our total revenues for the nine months ended September 30, 2006 were derived from leases with Genesis and Benchmark, respectively. As a result of these relationships with Genesis and Benchmark, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their lease obligations. Any failure of Genesis and/or Benchmark to continue their operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On August 18, 2006, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule reducing reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in the treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from fiscal year 2006 to 2010.

The rule also includes various options for classifying and weighing patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although, we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

In addition, under the rule, the $1,740 annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap of $1,740 on occupational therapy is lifted for those patients who can demonstrate medical necessity. Unless Congress takes prior action, the caps will go back into effect on January 1, 2007.

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

In the past, CMS has updated skilled nursing facility payment rates under Medicare part A through annual rulemaking. For fiscal year 2007, however, CMS issued a guidance that the payment rates under Medicare Part A will increase by 3.1% beginning on October 1, 2006. We cannot assure you that the payment rates under Medicare Part A will not be changed by Congress or as to the extent of any such changes.

Medicaid Reimbursement; Skilled Nursing Facilities

The changes made by the August 18, 2006 rule described above are anticipated to reduce Medicaid payments to skilled-nursing facilities operators in the future. Further, President Bush’s Budget for fiscal year 2007 proposes limiting to 3% the taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid. The ceiling is currently set at 6%. There is strong opposition from state governors, and it is uncertain whether the proposal will go into effect. If it does, it could have an adverse effect in certain states, although we cannot predict at this time how any such reduction would affect our skilled nursing facility operators.

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

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over the estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third-party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods.

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

Results of Operations

There was no material change in our revenues for the three and nine months ended September 30, 2006 from the comparable periods in 2005. The majority of our general, administrative and professional fees results from the allocation of corporate expenses from our general partner. The decrease in this expense during the third quarter of 2006 and for the nine-month period ended September 30, 2006 is attributable primarily to lower allocations from the general partner. There were no material changes in our other expenses from the third quarter or first nine months of 2005. Discontinued operations in 2005 reflect the operating results of a seniors housing facility that was sold in October 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future.

We had cash and cash equivalents of $0.3 million and escrow deposits and restricted cash of $5.9 million as of September 30, 2006.

Net cash provided by operating activities was $5.7 million and $6.7 million for the nine months ended September 30, 2006 and 2005, respectively. This $1.0 million decrease is due primarily due to changes in operating assets and liabilities at September 30, 2006, partially offset by operational improvements.

Net cash used in investing activities was $209,000 for the nine months ended September 30, 2006 and related solely to building improvements for our medical office buildings. Similar investments of $13,000 were made during the same period in 2005.

Net cash used in financing activities was $5.6 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease is the result of lower debt repayments, offset by higher net cash distributions to a greater number of unit holders.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2006 and December 31, 2005 (in thousands):

	Fixed Rate Debt
	As of September 30, 2006	As of December 31, 2005
Book value	$73,245	$74,276
Fair value	77,102	79,778
Fair value reflecting change in interest rates:
-100 BPS	81,044	84,197
+100 BPS	73,576	75,831

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

Based upon their evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

During the third quarter of 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2006

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