Form 10-K
period 2006-12-31
ElderTrust Operating Limited Partnership
filed 2007-03-29
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Ventas, Inc., directly and indirectly through its wholly owned subsidiary, ElderTrust, owns 99.2% of the partnership interests in the Registrant as of March 21, 2007. The aggregate market value of the partnership interests held by non-affiliates of the Registrant as of June 30, 2006 was approximately $1.3 million, based upon the price of $12.50 per Class C unit at which Ventas, Inc. purchased its limited partnership interests on February 5, 2004, and the price of $26.20 per Class D unit at which these units were issued on June 7, 2005. The partnership interests held by non-affiliates of the Registrant consist of 31,455 Class C limited partnership units, and 36,137 Class D limited partnership units outstanding as of March 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ventas, Inc.’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	the nature and extent of future competition;

•	the extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	increases in our cost of borrowing;

•	the ability of our operators and tenants to deliver high quality services and to attract residents and patients;

•	the results of litigation affecting us;

•	changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	the movement of interest rates;

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

Genesis HealthCare Information

Genesis HealthCare is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Genesis HealthCare contained or referred to in this Annual Report on Form 10-K is derived from filings made by Genesis HealthCare with the Commission or other publicly available information, or has been provided to us by Genesis HealthCare. We have not verified this information either through an independent investigation or by reviewing Genesis HealthCare’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Genesis HealthCare’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Genesis HealthCare’s publicly available filings from the Commission.

PART I

ITEM 1. Business

BUSINESS

Overview

We are a limited partnership organized under the laws of the State of Delaware. We invest in seniors housing and other healthcare-related properties, primarily skilled nursing facilities, assisted and independent living communities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2006, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $140.1 million. With the exception of the office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Based on the gross book value, skilled nursing facilities and seniors housing communities comprised approximately 88.8% of our consolidated assets at December 31, 2006.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing and owning seniors housing and healthcare-related properties and leasing those properties to third parties, primarily Genesis and Benchmark. See our Consolidated Financial Statements and related notes, including “Note 2—Summary of Significant Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Portfolio of Properties

The following table provides an overview of our portfolio of properties as of and for the year ended December 31, 2006:

Portfolio by Type	# of Properties	# of Beds/Units	Rental Income	Percent of Total Revenues		Original Investment	Percent of Original Investment	Original Investment Per Bed/Unit	Number of States (1)
	(dollars in thousands)
Seniors housing communities	9	879	$7,726	46.4%		$84,015	54.0%	$95.6	2
Skilled nursing facilities	5	781	5,631	33.8		53,924	34.7	69.0	2
Other properties	3	nm	3,153	19.0		17,677	11.3	nm	2

Total	17		$16,510	99.2	%(2)	$155,616	100.0%		3

(1)	As of December 31, 2006, we owned seniors housing and healthcare-related properties located in three states operated by two different operators.
(2)	The remainder of our total revenues is interest and other income.
nm	- Not meaningful.

Seniors Housing and Healthcare-Related Properties

Seniors Housing Communities. Our seniors housing communities are comprised of assisted and independent living facilities that offer residential units on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Residents of these facilities are provided meals in a central dining area and engage in group activities organized by the staff. Assisted living residents may also be provided personal supervision and daily assistance with eating, bathing, grooming and administering medication that make it possible for them to live independently.

Skilled Nursing Facilities. Our skilled nursing facilities typically provide nursing care services to the elderly and rehabilitation and restoration services, including physical, occupational and speech therapies, and other medical treatment for patients and residents who do not require the high technology, care-intensive setting of an acute care or rehabilitation hospital.

Other Properties. Our other properties consist of medical office buildings, which offer office space primarily to physicians and other healthcare-related businesses, and one financial office building.

Geographic Diversification

The following table shows our rental income derived by geographic location for the year ended December 31, 2006:

	Rental Income	Percent of Total Revenues
	(dollars in thousands)
State
Pennsylvania	$9,415	56.6%
Massachusetts	5,607	33.7
New Jersey	1,488	8.9

Total	$16,510	99.2	%(1)

(1)	The remainder of our total revenues is interest and other income.

Significant Tenants

As of December 31, 2006, approximately 53.5% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively, and for the year then ended, Genesis and Benchmark accounted for approximately 50.1% and 30.8% respectively, of our total rental income.

We have ten separate single facility leases with Genesis, providing for aggregate, annual cash rent of approximately $8.1 million, subject to escalation as provided therein, and four separate single facility leases with Benchmark, providing for aggregate, annual cash rent of approximately $5.0 million, subject to escalation as provided therein. Each of our leases with Genesis and Benchmark is a “triple-net” lease, pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the property. All but one of our leases with Genesis have minimum annual rent escalators of 1.5%, and the remaining lease contains a contingent escalator based on the year-over-year change in facility revenue. All but one of our leases with Benchmark have minimum annual rent escalators of 2.0%, and the remaining lease does not contain an escalator. The expirations of the initial terms of our Genesis and Benchmark leases range from June 2008 to June 2015, and all provide for renewal periods aggregating ten years.

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

The operators of our properties compete on a local and regional basis with other healthcare operators. Their ability to compete successfully for residents and patients at our properties depends upon several factors, including the scope and quality of services provided, the operational reputation of the operator, physician referral patterns, physical appearance of the properties, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant effect on our operators to compete successfully for patients at the properties. See “Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.

Employees

We have no employees. We are managed by ElderTrust and Ventas, and therefore, the employees of Ventas act as our employees.

Insurance

We maintain and/or require in our existing leases that our tenants maintain liability and casualty insurance on the properties and their operations. However, we cannot assure you that our tenants will maintain such insurance, and any failure by our tenants to do so could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”). We believe that our tenants are in substantial compliance with the insurance requirements contained in their respective leases with us.

We believe that the amount and scope of insurance coverage provided by our own and our tenants’ policies is customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage.

Due to the increase in the number and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums for such insurance coverage have increased dramatically. As a result, many healthcare providers may incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants will continue to carry the insurance coverage required under the terms of their leases with us or that we will continue to require the same levels of insurance under our leases.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of our properties derive a substantial portion of their revenues from third party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to continue. We cannot assure you that adequate reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

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

Seniors Housing Communities. Our seniors housing properties include independent and assisted living facilities. Independent living facilities provide services to residents such as housekeeping, meals and activities. Although residents of our independent living facilities generally do not require daily living assistance, they may obtain services such as bathing, eating and dressing. In contrast, assisted living facilities provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. Certain of our assisted living facilities offer more advanced levels of personal care for residents with Alzheimer’s disease or other forms of dementia, depending upon local regulation. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of seniors housing communities around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of these facilities. To date, Congress has deferred to state regulation of seniors housing communities. As a result of the increased federal scrutiny along with the rapid increase in the number of these facilities, some states have revised and strengthened their regulation of seniors housing communities. More states are expected to do the same in the future.

Skilled Nursing Facilities. The operators of our skilled nursing facilities generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. A loss of licensure or certification could adversely affect a skilled nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which could in turn adversely impact the operator’s ability to make rental payments under its leases with us.

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

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to a dramatic increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

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

The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on the liquidity, financial condition or results of operations of our operators and tenants, which could have a material adverse effect on their ability to make rental payments and which, in turn, could have a Material Adverse Effect on us.

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

In response to widespread healthcare industry concern about the reductions in payments under BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until case mix refinements were implemented by CMS, as explained below. Under BBRA, outpatient rehabilitation therapy providers, including Part B nursing facilities, also received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005 pursuant to the Medicare Modernization Act. On January 1, 2006, these therapy limitations went into effect until the Deficit Reduction Act (“DRA”) was enacted. This new law retroactively established an exception process for the payment of all claims above the limits when such services are medically necessary. Under the rule published by CMS on August 18, 2006 updating the categorization system for the long-term acute care hospital prospective payment system for 2007, the annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap on occupational therapy were lifted for those patients who can demonstrate medical necessity. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 § 201, Pub. L. No. 109-432, which, among other things, extended the DRA process for obtaining relief from the therapy caps through December 31, 2007.

In addition, under CMS’s August 18, 2006 rule, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also includes various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

On August 4, 2005, CMS published its final rule under SNF PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006). Pursuant to the rule, CMS, among other things, refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA. CMS also increased the case mix index adjustment for all of the RUGs categories and implemented a market basket increase of 3%, effective October 1, 2005. CMS projected the overall effect of these changes to be a 0.1% increase in aggregate skilled nursing facility Medicare payments in federal fiscal year 2006, but within this aggregate CMS expected some facilities to have modest decreases and some to have modest increases.

Although CMS has updated SNF PPS payment rates in the past through annual rulemaking, for federal fiscal year 2007, CMS issued a guidance that payment rates under Medicare part A will increase by 3.1% beginning October 1, 2006. We cannot assure you that the payment rates under Medicare part A will not be changed by Congress or as to the extent of any such changes.

On November 1, 2006, the Secretary of Health and Human Services placed on public display his five-year review and update to the Medicare physician fee schedule entitled: “Medicare Program; Revisions to Payment Policies, Five-Year Review of Work Relative Value Units, Changes to the Practice Expense Methodology Under the Physician Fee Schedule, and Other Changes to Payment Under Part B; Revisions to the Payment Policies of Ambulance Services Under the Fee Schedule for Ambulance Services; and Ambulance Inflation Factor Update for CY 2007.” This final rule with a comment period was scheduled to be effective on January 1, 2007. The reduction in fees for physician and therapy services was overturned on December 20, 2006, when President Bush signed into law the Tax Relief and Health Care Act of 2006, which, among other things, reduced the overall payment reduction of 5% to zero.

We cannot assure you that future updates to the SNF PPS system, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.

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

For the last several years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have implemented, are implementing or considering implementing “freezes” or cuts in Medicaid rates paid to providers, including skilled nursing facilities. Changes to Medicaid eligibility criteria are also possible thereby reducing the number of beneficiaries eligible to have their medical care reimbursed by government sources.

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over the next five years primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by the rule published by CMS on August 18, 2006 described above are also anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. In addition, as part of the Tax Relief and Health Care Act of 2006, Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it is anticipated that this reduction should have a negligible effect, affecting only those states with taxes in excess of 5.5%. We have not yet ascertained the impact of this reduction on our skilled nursing facility operators.

At this time, it is not possible to predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the U.S. government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. However, severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators, which, in turn, could have a Material Adverse Effect on us.

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

We are generally indemnified by the current operators of our properties for contamination caused by those operators. Under our leases with Genesis and Benchmark, Genesis and Benchmark have agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, their respective leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date, except in limited circumstances where the condition arises from our acts or omissions. We cannot assure you that Genesis, Benchmark or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Genesis, Benchmark or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations” included in Item 1A of this Annual Report on Form 10-K. We may also be liable for environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property or resulting from our acts or omissions.

We did not make any material capital expenditures in connection with such environmental, health, and safety laws, ordinances and regulations in 2006 and do not expect that we will have to make any such material capital expenditures during 2007.

ITEM 1A.	Risk Factors

This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or our business. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected.

We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations.

We lease substantially all of our properties to Genesis and Benchmark, and therefore:

•	Genesis and Benchmark were the primary sources of our total revenues in 2006 and 2005 and continue to be the primary sources of our revenues; and

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

We may be unable to find another tenant or operator for our properties if we have to replace Genesis, Benchmark on any of our other tenants or operators.

We may have to find another tenant or operator for the properties covered by the leases with Genesis, Benchmark or any of our other tenants or operators upon the expiration of the terms of the applicable lease or upon a default by Genesis, Benchmark or any of those tenants or operators. During any period that we are attempting to locate one or more tenants or operators, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that Genesis, Benchmark or any of our other tenants or operators will elect to renew their respective leases with us upon expiration of the terms thereof, nor can we assure you that we will be able to locate another suitable tenant or operator or, if we are successful in locating such a tenant or operator, that the rental payments from the new tenant or operator would not be significantly less than the existing rental payments. Our ability to locate another suitable tenant or operator may be significantly delayed or limited by various state licensing, receivership or other laws, as well as by Medicare and Medicaid change-of-ownership rules. In addition, we may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

Our investments are concentrated in seniors housing and healthcare-related properties, making us more vulnerable economically that if our investments were diversified.

We invest primarily in real estate – in particular, seniors housing and healthcare-related properties. Accordingly, we are exposed to the risks inherent in concentrating investments in real estate, and these risks become even greater due to the fact that all of our investments are in properties used in the seniors housing or healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties. A downturn in the seniors housing or healthcare industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which may not even have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our tenants and operators. Our ability to invest in non-seniors housing or non-healthcare-related properties is restricted by the terms of our affiliate’s revolving credit facility, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare-related properties.

Certain of our tenants and operators, including Genesis and Benchmark, may be adversely affected by increasing healthcare regulation and enforcement.

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

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. See “Governmental Regulation-Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by our tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which, in turn, could have a Material Adverse Effect on us.

Significant legal actions could subject our operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operations.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, Genesis, Benchmark and our other skilled nursing facility operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorneys’ fees.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2006, we owned nine seniors housing communities, five skilled nursing facilities and three other properties in three states. Certain of our properties are subject to mortgages.

The following table sets forth select information regarding the properties we owned as of December 31, 2006 for each state in which we own property:

	Seniors Housing Communities		Skilled Nursing Facilities		Other Properties
State	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Properties
Massachusetts	5	515	—	—	—
New Jersey	—	—	1	153	1
Pennsylvania	4	364	4	628	2

Total	9	879	5	781	3

ITEM 3.	Legal Proceedings

We are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our partnership interests. As of March 21, 2007, there were 8,425,163 limited and general partnership units (consisting of 7,873 Class A general partnership units, 8,040,688 Class A limited partnership units, 31,455 Class C limited partnership units and 345,147 Class D limited partnership units) outstanding held by six partners of record. Ventas, directly and indirectly through ElderTrust (our sole general partner), holds all of the Class A general and limited partnership units and 309,010 of the Class D limited partnership units, representing 99.2% of the outstanding partnership interests, as of March 21, 2007.

Subject to certain limitations in our Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.1% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust, has the right to elect to acquire the units directly from the limited partner in exchange for cash or its common shares. We and the Class D limited partners have the right to require the redemption of the Class D units at any time in exchange for one share of Ventas common stock per Class D unit, subject to adjustment upon certain events.

Distributions

Cash distributions and allocations of income (loss) are made as described in “Note 2—Summary of Significant Accounting Policies—Allocation of Net Income (Loss) and Cash Distributions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

You should read the following selected financial data in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial information of the ETOP Predecessor and the Partnership are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. Also, the 2002 results of operations related to a seniors housing community sold during 2005 have not been reclassified to discontinued operations, as the information needed to do so is not available. The financial data for the year ended December 31, 2004 includes data from the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004. See “Note 3—Merger of ElderTrust” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

				ETOP Predecessor
	As of and For the Year Ended December 31,
	2006	2005	2004 (1)	2003	2002
	(in thousands, except per unit data)
Operating Data
Rental income	$16,510	$16,378	$16,434	$17,704	$16,230
General, administrative and professional fees	993	1,451	1,487	3,489	2,309
Interest expense	5,095	5,090	5,502	7,247	7,774
Income before discontinued operations	3,159	2,640	2,519	1,150	1,079
Discontinued operations	—	5,334	363	3,300	(336)
Net income	3,159	7,974	2,882	4,450	743

Net Income Allocation to Partners
Income before discontinued operations allocated to:
Class A general partner	$3	$2	$2	$1	$1
Class A limited partners	3,030	2,504	2,507	1,145	1,074
Class C limited partner	12	10	10	4	4
Class D limited partners	114	124	—	—	—
Net income allocated to:
Class A general partner	$3	$8	$3	$4	$1
Class A limited partners	3,030	7,812	2,868	4,429	739
Class C limited partner	12	30	11	17	3
Class D limited partners	114	124	—	—	—
Net income per unit:
Class A general partnership unit	$0.38	$1.00	$0.38	$0.50	$0.13
Class A limited partnership unit	0.38	0.97	0.36	0.56	0.10
Class C limited partnership unit	0.38	0.97	0.35	0.55	0.10
Class D limited partnership unit	0.33	0.36	—	—	—

Other Data
Net cash provided by operating activities	$7,381	$8,062	$8,448	$25,978	$10,846
Net cash (used in) provided by investing activities	(261)	9,864	2,723	33,965	582
Net cash used in financing activities	(7,223)	(18,697)	(35,630)	(41,653)	(6,705)
Weighted average units outstanding:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	7,972	7,702
Class C limited partnership units	31	31	31	31	31
Class D limited partnership units	345	101	—	—	—
Cash distributions per unit:
Class A general partnership units	$6	$8	$38	$4	$—
Class A limited partnership units	5,680	8,009	38,151	3,836	—
Class C limited partnership units	22	23	21	15	—
Class D limited partnership units	114	124	—	—	—

Balance Sheet Data
Real estate investments and land, at cost	$155,616	$155,355	$160,769	$180,608	$326,978
Total assets	158,217	162,161	164,548	192,183	306,027
Debt and other obligations	73,299	74,700	85,535	84,445	207,956
Partners' capital	81,173	83,836	74,987	89,914	89,382

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

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, please see “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges in 2006, 2005 or 2004.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

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

Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Change
	2006	2005	$	%
	(dollars in thousands)
Revenues:
Rental income	$16,510	$16,378	$132	0.8%
Interest and other income	126	149	(23)	(15.4)

Total revenues	16,636	16,527	109	0.7

Expenses:
Interest	5,095	5,090	5	0.1
Depreciation and amortization	5,342	5,316	26	0.5
Property-level operating expenses	1,447	1,430	17	1.2
General, administrative and professional fees	993	1,451	(458)	(31.6)
Intercompany interest	600	600	—	nm

Total expenses	13,477	13,887	(410)	(3.0)

Income before discontinued operations	3,159	2,640	519	19.7
Discontinued operations	—	5,334	(5,334)	nm

Net income	$3,159	$7,974	$(4,815)	(60.4)%

nm - Not meaningful

Revenues

There was no material change in our 2006 revenues from the comparable period in 2005.

Expenses

The majority of our general, administrative and professional fees results from the allocation of corporate expenses from Ventas. This allocation method is based on our total revenues in relation to the consolidated revenues of Ventas. The decrease in this expense during 2006 is attributable primarily to lower allocations from Ventas due to its overall growth.

Discontinued Operations

We did not make any dispositions during the year ended December 31, 2006. Discontinued operations for the year ended December 31, 2005 represents the operating results of one seniors housing community that was sold in the fourth quarter for approximately $9.9 million in net cash proceeds. We recognized a net gain on the sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. See “Note 4—Discontinued Operations” of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Change
	2005	2004 (a)	$	%
	(dollars in thousands)
Revenues:
Rental income	$16,378	$16,434	$(56)	(0.3)%
Interest and other income	149	114	35	30.7

Total revenues	16,527	16,548	(21)	(0.1)

Expenses:
Interest	5,090	5,502	(412)	(7.5)
Depreciation and amortization	5,316	5,351	(35)	(0.7)
Property-level operating expenses	1,430	1,262	168	13.3
General, administrative and professional fees	1,451	1,487	(36)	(2.4)
Intercompany interest	600	409	191	46.7
Loss on extinguishment of debt	—	8	(8)	nm
Loss on sale of long-lived assets	—	10	(10)	nm

Total expenses	13,887	14,029	(142)	(1.0)

Income before discontinued operations	2,640	2,519	121	4.8
Discontinued operations	5,334	363	4,971	1,369.4

Net income	$7,974	$2,882	$5,092	176.7%

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

nm - Not meaningful

Revenues

There was no material change in our 2005 revenues from the comparable period in 2004.

Expenses

The decrease in interest expense is primarily due to lower debt principal balances during 2005 as compared to 2004.

Intercompany interest relates to a $7.5 million promissory note entered into in April 2004 with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas (“Ventas Realty”). Under the terms of this note, interest is paid quarterly at an annual rate of 8.0%. The increase is the result of the note being outstanding during all of 2005 and only for a portion of 2004.

Property-level operating expenses increased during 2005 primarily as a result of higher utility costs and property-level taxes.

Discontinued Operations

Discontinued operations for the year ended December 31, 2005 represents the operating results of one seniors housing community that was sold in the fourth quarter for approximately $9.9 million in net cash proceeds. We recognized a net gain on the sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. Discontinued operations for the year ended December 31, 2004 relates to a sale completed by the ETOP Predecessor in January 2004. See “Note 4—Discontinued Operations” of the Notes to Consolidated Financial Statements.

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

Market Risk

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Our intercompany note payable and substantially all of our other mortgage indebtedness also bear interest at fixed rates. We do not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	(in thousands)
Book value	$72,886	$74,276
Fair value	76,445	79,778
Fair value reflecting change in interest rates:
-100 BPS	80,275	84,197
+100 BPS	73,019	75,831

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

Credit Risk

As of December 31, 2006, approximately 53.5% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 50.1% and 30.8% of our total rental income for the year ended December 31, 2006 were derived from leases with Genesis and Benchmark, respectively.

Accordingly, the financial condition of Genesis and Benchmark and their ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our partners. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “We are dependent on Genesis and Benchmark; Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations,” included in Part I, Item 1A of this Annual Report on Form 10-K, and “Note 7—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

Cash Flows

During 2006, our principal source of liquidity was cash flow from operations. We anticipate that cash flow from operations over the next twelve months will be adequate to fund our business operations, distributions to partners and debt amortization. Capital requirements for acquisitions, if any, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or contributions by Ventas.

We had cash and cash equivalents of $0.3 million and $0.4 million and restricted cash of $6.5 million and $5.6 million as of December 31, 2006 and 2005, respectively.

Net cash provided by operating activities was $7.4 million, $8.1 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decreases in 2006 and 2005 primarily relate to changes in operating assets and liabilities.

Net cash used in investing activities was $0.3 million for the year ended December 31, 2006. Net cash provided by investing activities was $9.9 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 from 2004 was due primarily to the receipt of proceeds from the sale of the seniors housing community in 2005. We did not dispose of any assets during 2006.

Net cash used in financing activities was $7.2 million, $18.7 million and $35.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decreases in 2006 and 2005 are the result of fewer distributions to Ventas during 2006 and 2005. Additionally, the decrease in 2006 from 2005 resulted in less payments on debt.

Debt and Note Payable

For a description of our long-term obligations, see “Note 8—Debt” of the Notes to Consolidated Financial Statements.

Debt Guarantees

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011 and, along with a guarantee by Ventas, with respect to the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 issued by Ventas Realty and Ventas Capital Corporation, wholly owned subsidiaries of Ventas (collectively, the “Senior Notes”). The total aggregate principal amount of the Senior Notes outstanding as of December 31, 2006 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

Other

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2006, the note had an outstanding balance of $7.5 million, with accrued interest due to Ventas Realty of $0.1 million.

Except with respect to our office buildings, capital expenditures to maintain and improve the leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with the leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of leased properties for which we may become responsible will be funded by cash flows from operations or through contributions by Ventas. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods:

	Total	Less than 1 year	1-3 years(2)	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$107,068	$6,506	$42,642	$6,084	$51,836
Operating lease obligations	136	136	—	—	—

Total	$107,204	$6,642	$42,642	$6,084	$51,836

(1)	Amounts represent contractual amounts due, including interest.
(2)	Includes $33.1 million in balloon payments due in October and November 2009 on five mortgage loans.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth in Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” is incorporated by reference into this Item 7A.

ITEM 8.	Financial Statements and Supplementary Data

ElderTrust Operating Limited Partnership

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets as of December 31, 2006 and 2005	27
Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005, and for the Periods from February 5, 2004 through December 31, 2004 and from January 1, 2004 through February 4, 2004	28
Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2006 and 2005, and for the Periods from February 5, 2004 through December 31, 2004 and from January 1, 2004 through February 4, 2004	29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and for the Periods from February 5, 2004 through December 31, 2004 and from January 1, 2004 through February 4, 2004	30
Notes to Consolidated Financial Statements	31
Consolidated Financial Statement Schedule
Schedule III – Real Estate and Accumulated Depreciation	45

Report of Independent Registered Public Accounting Firm

Partners

ElderTrust Operating Limited Partnership

We have audited the accompanying consolidated balance sheet of ElderTrust Operating Limited Partnership (the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ capital, and cash flows for the years ended December 31, 2006 and 2005 and for the period from February 5, 2004 through December 31, 2004. We have also audited the accompanying consolidated statements of income, partners’ capital, and cash flows of ElderTrust Operating Limited Partnership (the Predecessor) for the period from January 1, 2004 through February 4, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from February 5, 2004 through December 31, 2004, and the consolidated results of operations and cash flows of the Predecessor for the period from January 1, 2004 through February 4, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 26, 2007

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(In thousands)

	2006	2005
Assets
Real estate investments, at cost	$140,015	$139,754
Less-accumulated depreciation	(15,495)	(10,162)
Land	15,601	15,601

Net real estate investments	140,121	145,193

Cash and cash equivalents	336	439
Restricted cash	6,543	5,616
Accounts receivable, net of allowance of $5 and $36, respectively	1,861	1,401
Investment in affiliates	9,039	9,039
Other assets	317	473

Total assets	$158,217	$162,161

Liabilities and Partners' Capital

Liabilities:
Debt	$65,799	$67,200
Note payable to affiliate	7,500	7,500
Accrued interest	525	434
Accrued dividend	23	71
Accounts payable and other accrued liabilities	3,197	3,120

Total liabilities	77,044	78,325

Commitments and contingencies

Partners' capital	81,173	83,836

Total liabilities and partners' capital	$158,217	$162,161

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

				ETOP Predecessor
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from February 5, 2004 through December 31, 2004	For the Period from January 1, 2004 through February 4, 2004
	(In thousands, except per unit amounts)
Revenues:
Rental income	$16,510	$16,378	$14,922	$1,512
Interest and other income	126	149	54	60

Total revenues	16,636	16,527	14,976	1,572

Expenses:
Interest	5,095	5,090	4,953	549
Depreciation and amortization	5,342	5,316	4,864	487
Property-level operating expenses	1,447	1,430	1,161	101
General, administrative, and professional fees	993	1,451	1,287	200
Intercompany interest	600	600	409	—
Loss on debt extinguishment	—	—	—	8
Loss on sale of fixed assets	—	—	—	10

Total expenses	13,477	13,887	12,674	1,355

Income before discontinued operations	3,159	2,640	2,302	217
Discontinued operations	—	5,334	(51)	414

Net income (loss	$3,159	$7,974	$2,251	$631

Net income allocated to Class A general partner	$3	$8	$2	$1
Net income allocated to Class A limited partners	3,030	7,812	2,240	628
Net income allocated to Class C limited partner	12	30	9	2
Net income allocated to Class D limited partners	114	124	—	—

Net income per Class A general partnership unit	$0.38	$1.00	$0.25	$0.13
Net income per Class A limited partnership unit	0.38	0.97	0.28	0.08
Net income per Class C limited partnership unit	0.38	0.97	0.29	0.06
Net income per Class D limited partnership unit	0.33	0.36	—	—

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	101	—	—

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Class A General Partnership Units	Class A Limited Partnership Units	Class C Limited Partnership Units	Class D Limited Partnership Units	Class A General Partner	Class A Limited Partners	Class C Limited Partner	Class D Limited Partners	Loans to Partner for Unit Purchases	Total Partners' Capital
ETOP Predecessor Balances at
January 1, 2004	8	7,777	31	—	$90	$86,553	$201	$—	$(239)	$86,605
Net income	—	—	—	—	1	628	2	—	—	631
Market adjustment to record partnership units of third parties at redemption value	—	—	—	—	—	(35)	—	—	—	(35)
Distributions	—	—	—	—	(1)	(1,287)	(5)	—	—	(1,293)

ETOP Predecessor Balances at
February 4, 2004	8	7,777	31	—	$90	$85,859	$198	$—	$(239)	$85,908

Balances at February 5, 2004	8	8,041	31	—	$109	$109,124	$420	$—	$—	$109,653
Net income	—	—	—	—	2	2,240	9	—	—	2,251
Distributions	—	—	—	—	(37)	(36,864)	(16)	—	—	(36,917)

Balances at December 31, 2004	8	8,041	31	—	74	74,500	413	—	—	74,987

Partnership units issued	—	—	—	345	—	—	—	9,039	—	9,039
Net income	—	—	—	—	8	7,812	30	124	—	7,974
Distributions	—	—	—	—	(8)	(8,009)	(23)	(124)	—	(8,164)

Balances at December 31, 2005	8	8,041	31	345	74	74,303	420	9,039	—	83,836

Net income	—	—	—	—	3	3,030	12	114	—	3,159
Distributions	—	—	—	—	(6)	(5,680)	(22)	(114)	—	(5,822)

Balances at December 31, 2006	8	8,041	31	345	$71	$71,653	$410	$9,039	$—	$81,173

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				ETOP Predecessor
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from February 5, 2004 through December 31, 2004	For the Period from January 1, 2004 through February 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,159	$7,974	$2,251	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	5,342	5,461	5,026	484
Gain on sale of assets (including amounts in discontinued operations)	—	(5,114)	—	(293)
Gain on debt extinguishment	—	—	—	(112)
Straight-lining of rental income	(474)	(833)	(515)	—
Net change in assets and liabilities:
(Increase) decrease in restricted cash	(927)	1,089	(1,192)	(3)
Decrease (increase) in accounts receivable and other assets	192	155	(171)	210
Increase (decrease) in accounts payable and other accrued liabilities	120	(401)	1,969	(636)
Other	(31)	(269)	—	799

Net cash provided by operating activities	7,381	8,062	7,368	1,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in real estate property	(261)	(25)	(83)	—
Proceeds from real estate disposals	—	9,889	—	2,806

Net cash (used in) provided by investing activities	(261)	9,864	(83)	2,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(1,401)	(10,533)	(4,678)	(242)
Issuance of note payable	—	—	7,500	—
Distributions to unit holders	(5,822)	(8,164)	(36,917)	(1,293)

Net cash used in financing activities	(7,223)	(18,697)	(34,095)	(1,535)

Net (decrease) increase in cash and cash equivalents	(103)	(771)	(26,810)	2,351
Cash and cash equivalents, beginning of period	439	1,210	28,020	25,669

Cash and cash equivalents, end of period	$336	$439	$1,210	$28,020

See accompanying notes.

Note 1—Description of Partnership

ElderTrust Operating Limited Partnership (“ETOP”, “we,” “us,” “our” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware. We invest in seniors housing and other healthcare-related properties, primarily skilled nursing facilities, assisted and independent living facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange. See “Note 3—Merger of ElderTrust.” All references to periods prior to February 5, 2004 refer to the activities of our predecessor (the “ETOP Predecessor”).

As of December 31, 2006, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building with an aggregate carrying value of $140.1 million. With the exception of the office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of December 31, 2006, approximately 53.5% and 35.2% of our real estate properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living, LLC (“Benchmark”), respectively. As a result of these relationships, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their respective lease obligations. Any failure of Genesis or Benchmark to effectively continue its operations and/or to make lease payments to us could have a significant adverse impact on our operations and cash flows. See “Note 7—Concentration of Credit Risk” for additional information.

Note 2—Summary of Significant Accounting Policies

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

Our method for determining fair value varies with the categorization of the asset acquired. We estimate the fair value of its buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building.

We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio or third party appraisals. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. No value was ascribed to intangibles in the ElderTrust acquisition.

Depreciation for buildings is recorded on a straight-line basis, using estimated useful lives determined to be 30 years at the date of the ElderTrust acquisition. Prior to the ElderTrust acquisition, the ETOP Predecessor used an estimated useful life of 28.5 years.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges in 2006, 2005 or 2004.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash represents amounts committed for security deposits paid to us by our tenants and cash restricted due to mortgages insured by the U.S. Department of Housing and Urban Development (“HUD”) financing requirements on certain properties.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

•	Debt: The fair values of borrowings under fixed rate agreements are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess represents the majority of our accounts receivable balance on our Consolidated Balance Sheet.

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

Income Taxes

We are not subject to federal or state income taxes. The taxable income or loss is passed through to the holders of partnership interests for inclusion on their applicable income tax returns.

Discontinued Operations

The results of operations and gain/(loss) on real estate properties sold or held for sale are reflected in the Consolidated Statements of Income as “discontinued operations” for all periods presented.

Segment Reporting

We operate through one reportable segment, investment in real estate. Our primary business consists of financing and owning seniors housing and healthcare-related properties and leasing those properties to third parties, primarily Genesis and Benchmark. See “Note 7—Concentration of Credit Risk.” Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of the three office buildings, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Consolidated Statements of Income relates to our investment in real estate.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us beginning January 1, 2008. We have not yet determined the impact, if any, the adoption of this new accounting pronouncement is expected to have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective beginning January 1, 2007. We do not expect FIN 48 to have a material impact on our consolidated financial statements.

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

Distributions are paid to Class C and Class D limited partners based on Ventas declaring and paying a dividend on its outstanding common stock. Each Class C unit’s distribution is computed by multiplying a Conversion Factor (as defined in the Limited Partnership Agreement) with the dividend rate used for Ventas’s common stock. Each Class D unit’s distribution is equal to the rate used for the Ventas’s common stock. Other distributions made by us to the Class A limited and general partners are allocated based on a pro rata proportion to each partner’s respective percentage interest on the distribution date.

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

Ventas accounted for the ElderTrust acquisition under the purchase method. As a result, our assets and liabilities were adjusted to reflect the fair value as of the date of the acquisition. The following table summarizes the assets acquired and liabilities assumed by Ventas on February 5, 2004 (in millions):

Land	$17
Buildings and improvements	144
Cash and cash equivalents	28
Other assets	5

Total assets acquired	194

Notes payable and other debt	83
Accounts payable and other accrued liabilities	2

Total liabilities assumed	85

Net assets acquired	109
Less cash acquired	(28)

Net cash paid	$81

Note 4—Discontinued Operations

We did not make any dispositions during the year ended December 31, 2006. In 2005, we completed the sale of one seniors housing community for approximately $9.9 million in net cash proceeds and recognized a net gain on sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million.

Under the terms of an agreement with Genesis, we sold five properties to Genesis, all but one of which were completed in 2003. The remaining property closed in January 2004.

Set forth below is a summary of the results of operations of the facilities sold during the years ended December 31, 2005 and 2004:

			ETOP Predecessor
	For the Year Ended December 31, 2005	For the Period from February 5, 2004 through December 31, 2004	For the period from January 1, 2004 through February 4. 2004
	(In thousands)
Revenues:
Rental income	$837	$835	$45
Interest and other income	165	61	335

Total revenues	1,002	896	380

Expenses:
Interest	628	712	18
Depreciation and amortization	154	170	—
General, administrative and professional fees	—	65	2
Gain on debt extinguishment	—	—	(116)
(Gain) loss on sale of real estate	(5,114)	—	62

Total expenses, net	(4,332)	947	(34)

Discontinued operations	$5,334	$(51)	$414

Note 5—Real Estate Investments

As of December 31, 2006, we owned 17 real estate properties located in three states. The properties include nine seniors housing communities with a total of 879 beds (unaudited), five skilled nursing facilities with a total of 781 beds (unaudited) and three office buildings.

At December 31, 2006, future minimum lease payments were as follows (in thousands):

2007	$16,300
2008	16,040
2009	13,263
2010	12,807
2011	12,981
Thereafter	25,764

$97,155

Note 6—Investment in Affiliates

On June 7, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,147 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units are redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) into shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Consolidated Balance Sheets as of December 31, 2006 and 2005.

Note 7—Concentration of Credit Risk

Our consolidated revenues are based primarily on the revenues derived from Genesis and Benchmark. Revenues from continuing operations recorded by us under leases with Genesis were approximately $8.3 million in 2006 and $8.2 million in each of 2005 and 2004. Revenues from Benchmark were approximately $5.1 million in each of 2006 and 2005 and $5.2 million in 2004.

Genesis HealthCare is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Genesis HealthCare contained or referred to in this Annual Report on Form 10-K is derived from filings made by Genesis HealthCare with the Commission or other publicly available information, or has been provided to us by Genesis HealthCare. We have not verified this information either through an independent investigation or by reviewing Genesis HealthCare’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Genesis HealthCare’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and encourage readers to obtain Genesis HealthCare’s publicly available filings from the Commission.

On January 16, 2007, Genesis HealthCare announced that it had entered into a definitive agreement to be acquired by a joint venture between affiliates of Formation Capital, LLC and JER Partners. Formation and JER confirmed that Genesis HealthCare will be operated as a privately held, independent company controlled by the JER/Formation joint venture.

Note 8—Debt

The following is a summary of debt at December 31, 2006 and 2005, with the net book value (NBV) of the assets mortgaged for the applicable properties:

Property	Effective Interest Rate (b)	Maturity Date	Balance at December 31, 2006	Balance at December 31, 2005	NBV of Property at December 31, 2006
	(In thousands)
Belvedere NRC / Chapel NRC (a)	8.46%	10/2009	$17,020	$17,371	$21,180
Cabot Park (a)	6.25%	01/2037	11,537	11,663	15,060
Cleveland Circle (a)	6.15%	10/2025	9,648	9,913	11,740
DCMH Medical Office Building (a)	8.35%	11/2009	5,258	5,368	9,469
Heritage at North Andover (a)	8.26%	10/2009	7,838	8,004	12,458
Lacey Branch Office Building	7.81%	10/2022	413	424	614
Professional Office Building I (a)	8.35%	11/2009	2,318	2,366	5,658
Vernon Court (a)	6.35%	05/2025	11,767	12,091	10,494

Total			$65,799	$67,200	$86,673

(a)	The repayment of principal and interest on these loans is non-recourse to us.
(b)	The stated interest rates on these mortgages are higher than the effective interest rates because the loans were adjusted to market rates upon the acquisition of ElderTrust by Ventas.

Our weighted average effective interest rate on mortgages and bonds payable was 7.66% and 7.74% at December 31, 2006 and 2005, respectively.

Scheduled principal payments and bond sinking fund requirements are as follows (in thousands):

2007	$1,509
2008	1,616
2009	31,784
2010	934
2011	995
Thereafter	28,961

$65,799

Note 9—Note Payable to Affiliate

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership, a wholly owned subsidiary of Ventas. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2006, the note had an outstanding balance of $7.5 million.

Note 10—Operating Lease

We lease our former corporate office space from a third party under an operating lease, which expires on September 30, 2007. Under the lease agreement, we pay base rent plus our portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. Rent expense may be increased annually based on increases in those operating expenses. Rent expense is recorded on a straight-line basis over the term of the lease agreement. Future minimum rental payments are approximately $136,000. In June 2004, we entered into a sublease with a third party for the remaining term of the lease. Future minimum sublease receipts are approximately $94,000.

Rent expense, which is recorded on a straight-line basis over the term of the lease and is net of sublease rental income, was approximately $48,000, $45,000 and $67,000 for 2006, 2005 and 2004, respectively.

Note 11—Fair Values of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments. The carrying amount of our variable rate mortgage payable at December 31, 2006 approximates fair value because the borrowings are at variable interest rates.

The fair value of our fixed rate debt at December 31, 2006 and 2005 was $76.4 million and $79.8 million, respectively.

Fair value estimates are subjective in nature and depend on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

Note 12—Quarterly Financial Information (Unaudited)

The following summarizes the unaudited quarterly results from continuing operations for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit amounts)
Revenues	$4,143	$4,145	$4,163	$4,185
Net income	761	782	782	834

Net income allocated to Class A general partner	$1	$1	$1	$—
Net income allocated to Class A limited partners	726	746	746	812
Net income allocated to Class C limited partner	3	3	3	3
Net income allocated to Class D limited partners	31	32	32	19

Net income per Class A general partnership unit	$0.13	$0.13	$0.13	$—
Net income per Class A limited partnership unit	0.09	0.09	0.09	0.11
Net income per Class C limited partnership unit	0.10	0.10	0.10	0.08
Net income per Class D limited partnership unit	0.09	0.09	0.09	0.06

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit amounts)
Revenues	$4,087	$4,089	$4,124	$4,227
Income before discontinued operations	600	588	713	739
Discontinued operations	(38)	(37)	28	5,381
Net income	562	551	741	6,120

Net income allocated to Class A general partner	$1	$1	$1	$5
Net income allocated to Class A limited partners	559	548	707	5,998
Net income allocated to Class C limited partner	2	2	3	23
Net income allocated to Class D limited partners	—	—	30	94

Net income per Class A general partnership unit	$0.13	$0.13	$0.13	$0.61
Net income per Class A limited partnership unit	0.07	0.07	0.09	0.74
Net income per Class C limited partnership unit	0.06	0.06	0.10	0.75
Net income per Class D limited partnership unit	—	—	0.09	0.27

Note 13—Related Party Transactions

On February 5, 2004, we exercised our option to acquire our former president and chief executive officer’s 1% ownership interest in ET Sub–Vernon Court, LLC, a consolidated subsidiary of the Partnership, for approximately $3,000.

In accordance with the Limited Partnership Agreement, Ventas uses an allocation method for its general, administrative and professional fees and charges these to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of Ventas. Other direct expenses are incurred by us and expensed at the time incurred. Approximately 95.0%, 91.4% and 80.4% of the Partnership’s consolidated general, administrative and professional fees for the years ended December 31, 2006 and 2005, and the period from February 5, 2004 through December 31, 2004, respectively, related to this allocation.

Note 14—Partnership Units

Ventas, directly or indirectly through our general partner, owned 8,352,571 units or approximately 99.1% of the total outstanding partnership units at December 31, 2006. The remaining ownership interests were held by third parties.

Subject to certain limitations in our Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.10% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust, our general partner, has the right to elect to acquire the units directly from the limited partner, in exchange for cash or its common shares. We and the Class D limited partners have the right to require the redemption of the Class D units at any time in exchange for one share of Ventas common stock per Class D unit, subject to adjustment upon certain events.

Note 15—Supplemental Non-Cash Information

Supplemental non-cash information is as follows:

				ETOP Predecessor
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from February 5, 2004 through December 31, 2004	For the Period from January 1, 2004 through February 4, 2004
	(In thousands)
Non-cash investing and financing activities:
Assets and liabilities consolidated or disposed of as a result +of the acquisition or disposition of assets:
Real estate assets	$—	$(5,115)	$—	$—
Other assets	—	340	—	—
Cash paid for interest	5,604	5,986	4,962	67

Note 16—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011 and, along with a guarantee by Ventas, with respect to the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 issued by Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas (collectively, the “Senior Notes”). The total aggregate principal amount of Senior Notes outstanding as of December 31, 2006 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may, under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

For comparative purposes, the Condensed Consolidating Financial Statements for the periods prior to the ElderTrust acquisition are presented as “Predecessor Company” financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and Partners’ Capital
Liabilities:
Debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	103	422	—	525
Accrued dividend	23	—	—	23
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Partners' capital	140,836	20,057	(79,720)	81,173

Total liabilities and partners' capital	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Total net real estate investments	$56,200	$88,993	$—	$145,193
Cash and cash equivalents	1	438	—	439
Restricted cash	26	5,590	—	5,616
Equity in affiliates	80,390	15	(80,405)	—
Investment in affiliates	9,039	—	—	9,039
Other assets	509	1,365	—	1,874

Total assets	$146,165	$96,401	$(80,405)	$162,161

Liabilities and Partners’ Capital
Liabilities:
Debt	$424	$66,776	$—	$67,200
Intercompany	(4,804)	4,804	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	431	—	434
Accrued dividend	71	—	—	71
Accounts payable and other accrued liabilities	103	3,017	—	3,120

Total liabilities	3,297	75,028	—	78,325
Partners' capital	142,868	21,373	(80,405)	83,836

Total liabilities and partners' capital	$146,165	$96,401	$(80,405)	$162,161

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$5,722	$10,788	$—	$16,510
Interest and other income	—	126	—	126
Equity loss in affiliates	(97)	—	97	—

Total revenues	5,625	10,914	97	16,636

Expenses:
Interest	35	5,060	—	5,095
Depreciation and amortization	2,148	3,194	—	5,342
Property-level operating expenses	—	1,447	—	1,447
General, administrative and professional fees	398	595	—	993
Intercompany interest	(115)	715	—	600

Total expenses	2,466	11,011	—	13,477

Net income (loss)	$3,159	$(97)	$97	$3,159

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$5,683	$10,695	$—	$16,378
Interest and other income	93	56	—	149
Equity earnings in affiliates	(376)	—	376	—

Total revenues	5,400	10,751	376	16,527

Expenses:
Interest	36	5,054	—	5,090
Depreciation and amortization	2,149	3,167	—	5,316
Property-level operating expenses	—	1,430	—	1,430
General, administrative and professional fees	600	851	—	1,451
Intercompany interest	(25)	625	—	600

Total expenses	2,760	11,127	—	13,887

Income (loss) before discontinued operations	2,640	(376)	376	2,640
Discontinued operations	5,334	—	—	5,334

Net income (loss)	$7,974	$(376)	$376	$7,974

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Revenues:
Rental income	$5,198	$9,724	$—	$14,922
Interest and other income	11	43	—	54
Equity earnings in affiliates	(376)	—	376	—

Total revenues	4,833	9,767	376	14,976

Expenses:
Interest	139	4,814	—	4,953
Depreciation and amortization	1,968	2,896	—	4,864
Property-level operating expenses	—	1,161	—	1,161
General, administrative and professional fees	534	753	—	1,287
Intercompany interest	(110)	519	—	409

Total expenses	2,531	10,143	—	12,674

Income (loss) before discontinued operations	2,302	(376)	376	2,302
Discontinued operations	(51)	—	—	(51)

Net income (loss)	$2,251	$(376)	$376	$2,251

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$507	$1,005	$—	$1,512
Interest and other income	113	10	(63)	60
Equity earnings in affiliates	66	—	(66)	—

Total revenues	686	1,015	(129)	1,572

Expenses:
Interest	40	509	—	549
Depreciation	192	295	—	487
Property-level operating expenses	—	101	—	101
General, administrative, and professional fees	182	18	—	200
Intercompany interest	37	26	(63)	—
Loss on extinguishment of debt	8	—	—	8
Loss on sale of fixed assets	10	—	—	10

Total expenses	469	949	(63)	1,355

Income before discontinued operations	217	66	(66)	217
Discontinued operations	414	—	—	414

Net income	$631	$66	$(66)	$631

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$5,169	$2,212	$—	$7,381
Net cash used in investing activities	—	(261)	—	(261)
Net cash used in financing activities	(5,170)	(2,053)	—	(7,223)

Net decrease in cash and cash equivalents	(1)	(102)	—	(103)
Cash and cash equivalents at beginning of year	1	438	—	439

Cash and cash equivalents at end of year	$—	$336	$—	$336

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$6,653	$1,409	$—	$8,062
Net cash provided by (used in) investing activities	9,889	(25)	—	9,864
Net cash used in financing activities	(16,578)	(2,119)	—	(18,697)

Net decrease in cash and cash equivalents	(36)	(735)	—	(771)
Cash and cash equivalents at beginning of year	37	1,173	—	1,210

Cash and cash equivalents at end of year	$1	$438	$—	$439

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from February 5, 2004 through December 31, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$4,260	$3,108	$—	$7,368
Net cash used in investing activities	—	(83)	—	(83)
Net cash used in financing activities	(31,375)	(2,720)	—	(34,095)

Net (decrease) increase in cash and cash equivalents	(27,115)	305	—	(26,810)
Cash and cash equivalents at beginning of period	27,152	868	—	28,020

Cash and cash equivalents at end of period	$37	$1,173	$—	$1,210

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2004 through February 4, 2004

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Net cash provided by operating activities	$820	$260	$—	$1,080
Net cash provided by investing activities	2,806	—	—	2,806
Net cash used in financing activities	(1,323)	(212)	—	(1,535)

Net increase in cash and cash equivalents	2,303	48	—	2,351
Cash and cash equivalents at beginning of period	24,848	821	—	25,669

Cash and cash equivalents at end of period	$27,151	$869	$—	$28,020

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollars in Thousands)

	Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Completed
Facility name	City	State	Land	Buildings and Improvements		Land	Buildings and Improvements
SKILLED NURSING FACILITIES
Lopatcong Center	Phillipsburg	NJ	$1,490	$12,336	$—	$1,490	$12,336	$1,423	1982	2004	30 years
Wayne Center	Wayne	PA	662	6,872	—	662	6,872	767	1875	2004	30 years
Belvedere Nursing & Rehab	Chester	PA	822	7,202	—	822	7,202	824	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982	—	1,596	13,982	1,599	1948	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871	—	1,091	7,871	937	1982	2004	30 years

TOTAL FOR SKILLED NURSING FACILITIES			5,661	48,263	—	5,661	48,263	5,550

SENIORS HOUSING COMMUNITIES
Heritage Woods	Agawarn	MA	1,249	4,625	—	1,249	4,625	637	1997	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544	—	1,194	12,544	1,280	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678	—	1,793	9,678	977	1930	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418	—	1,468	11,418	1,146	1995	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854	—	1,772	14,854	1,566	1996	2004	30 years
Berkshire Commons	Reading	PA	470	4,301	—	470	4,301	517	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406	—	420	4,406	517	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233	—	360	3,233	390	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079	—	1,151	9,079	979	1997	2004	30 years

TOTAL FOR SENIORS HOUSING FACILITIES			9,877	74,138	—	9,877	74,138	8,009

MEDICAL OFFICE BUILDINGS
Lacey Branch Office Building	Forked River	NJ	63	621	—	63	621	70	1996	2004	30 years
Professional Office Building I	Upland	PA	—	6,243	114	—	6,357	699	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	257	—	10,636	1,167	1984	2004	30 years

TOTAL FOR MEDICAL OFFICE BUILDINGS			63	17,243	371	63	17,614	1,936

TOTAL FOR ALL PROPERTIES			$15,601	$139,644	$371	$15,601	$140,015	$15,495

	For the Years Ended December 31,
	2006	2005	2004
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$155,355	$160,769	$—
Additions during period:
Acquisitions	261	25	160,769
Dispositions:
Sale of facilities	—	(5,439)	—

Balance at end of period	$155,616	$155,355	$160,769

Accumulated depreciation:
Balance at beginning of period	$10,162	$5,026	$—
Additions during period:
Depreciation expense	5,333	5,460	5,026
Dispositions:
Sale of facilities	—	(324)	—

Balance at end of period	$15,495	$10,162	$5,026

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management, including ElderTrust’s Board of Trustees.

Based upon their evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. The trustee and executive officers of ElderTrust are listed in the following table:

Name	Age	Position
Debra A. Cafaro	49	President and Chief Executive Officer
Richard A. Schweinhart	57	Chief Financial Officer
T. Richard Riney	49	Secretary and Trustee

T. Richard Riney has served as a trustee of ElderTrust since February 5, 2004, the date of the ElderTrust acquisition.

ElderTrust is a direct wholly owned subsidiary of Ventas. Ventas has adopted a code of ethics that applies to its executive officers and the executive officers of Ventas’s subsidiaries, including ElderTrust. We do not have an audit committee, but rely on the Audit Committee of Ventas’s Board of Directors to perform similar functions for us. The additional information required by this Item 10 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2007.

ITEM 11.	Executive Compensation

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. ElderTrust has not paid any compensation to its trustee or executive officers. ElderTrust is a direct wholly owned subsidiary of Ventas. The additional information required by this Item 11 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our partnership interests as of March 21, 2007 by each person we know to be the beneficial owner of more than 5% of each class of our outstanding partnership interests. As of March 21, 2007, no trustee, director or executive officer of ElderTrust or Ventas beneficially owned any partnership interests. Each entity named in the table has sole voting power and sole investment power over the units beneficially owned by it.

Name of Beneficial Owner	Partnership Interests Beneficially Owned	Percent of Class
Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	7,873 Class A general partnership units (1)	100%

Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	8,040,688 Class A limited partnership units (2)	100%

Norland Plastics Company 155 South Limerick Road Limerick, PA 19468	31,455 Class C limited partnership units (3)	100%

Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	309,010 Class D limited partnership units	89.5%

Charles A. Post Provident Realty Partners LLC 600 College Road East, Suite 3400 Princeton, NJ 08540	23,401 Class D limited partnership units	6.8%

(1)	Consists of 7,873 Class A general partnership units held by ElderTrust, which is a wholly owned subsidiary of Ventas.
(2)	Includes 7,776,573 Class A limited partnership units held by ElderTrust.
(3)	Consists of 31,455 Class C limited partnership units held by ET Sub-Falls-Washington Street, LLC, which is a wholly owned subsidiary of Norland Plastics Company.

The additional information required by this Item 12 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2007.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to “Note 13—Related Party Transactions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Ventas’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2007.

ITEM 14.	Principal Accountant Fees and Services

Ernst & Young LLP has been our independent registered public accounting firm since January 1, 2004 and has audited our consolidated financial statements for the year ended December 31, 2006 and 2005. Fees charged by Ernst & Young for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Audit Fees (1)	$54,000	$54,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$54,000	$54,000

(1)	The category of Audit Fees includes the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The additional information required by this Item 14 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedule

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years ended December 31, 2006 and 2005, and for the Periods from February 5, 2004 through December 31, 2004 and from January 1, 2004 through February 4, 2004

Consolidated Statements of Partners’ Capital for the Years ended December 31, 2006 and 2005, and for the Periods from February 5, 2004 through December 31, 2004 and from January 1, 2004 through February 4, 2004

Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005, and for the Periods from February 5, 2004 through December 31, 2004 and from January 1, 2004 through February 4, 2004

Notes to Consolidated Financial Statements
Consolidated Financial Statement Schedule
Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.3.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.0	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Anex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Associations, as Trustees, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.5.1	Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

Exhibit Number	Description of Document	Location of Document
4.5.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.6.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.6.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on December 13, 2005.

4.7.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.7.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 4.2, 4.3.2, 4.4, 4.5.2, 4.6.2 and 4.7.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith.

4.8.1	Indenture dated as of September 19, 2006 among Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-133115.

4.8.2	First Supplemental Indenture dated as of September 19, 2006 Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2017.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K, filed on September 22, 2006.

4.8.3	Supplemental Indenture dated as of November 21, 2006 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, and the other Guarantors named therein.	Incorporated by reference to Exhibit 4.10.3 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2006.

4.9	Indenture dated as of December 1, 2006 among Ventas, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K, filed on December 6, 2006.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit Number	Description of Document	Location of Document
10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, the Partnership and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

10.7.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement incorporated by reference as Exhibit 10.7.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

10.8	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on May 2, 2006.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2007

ElderTrust Operating Limited Partnership

By:	ElderTrust, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra A. Cafaro Debra A. Cafaro	President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Executive Officer)	March 29, 2007

/s/ Richard A. Schweinhart Richard A. Schweinhart	Executive Vice President and Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Financial Officer)	March 29, 2007

/s/ Robert J. Brehl Robert J. Brehl	Chief Accounting Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Accounting Officer)	March 29, 2007

/s/ T. Richard Riney T. Richard Riney	Trustee of ElderTrust, general partner of ElderTrust Operating Limited Partnership	March 29, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.3.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.4.0	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Anex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Associations, as Trustees, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.5.1	Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

Exhibit Number	Description of Document	Location of Document
4.5.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.6.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.6.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on December 13, 2005.

4.7.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.7.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 4.2, 4.3.2, 4.4, 4.5.2, 4.6.2 and 4.7.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith.

4.8.1	Indenture dated as of September 19, 2006 among Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-133115.

4.8.2	First Supplemental Indenture dated as of September 19, 2006 Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2017.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K, filed on September 22, 2006.

4.8.3	Supplemental Indenture dated as of November 21, 2006 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, and the other Guarantors named therein.	Incorporated by reference to Exhibit 4.10.3 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2006.

4.9	Indenture dated as of December 1, 2006 among Ventas, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K, filed on December 6, 2006.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

Exhibit Number	Description of Document	Location of Document
10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7.1	OP Contribution Agreement dated as of April 12, 2005 among Ventas, the Partnership and Darryl W. Copeland, Jr.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

10.7.2	Schedule of Agreements Substantially Identical in all Material Respects to the Agreement incorporated by reference as Exhibit 10.7.1 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.2 to Ventas’s Current Report on Form 8-K filed on April 14, 2005.

10.8	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on May 2, 2006.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief	Filed herewith.

Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.