Form 10-Q
period 2007-03-31
ElderTrust Operating Limited Partnership
filed 2007-05-14
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Real estate investments, at cost	$140,052	$140,015
Less-accumulated depreciation	(16,833)	(15,495)
Land	15,601	15,601

Net real estate investments	138,820	140,121

Cash and cash equivalents	—	336
Restricted cash	6,876	6,543
Accounts receivable, net of allowance of $0 and $5, respectively	1,940	1,861
Investment in affiliates	9,039	9,039
Other assets	220	317

Total assets	$156,895	$158,217

Liabilities and Partners’ Capital

Liabilities:
Debt	$65,423	$65,799
Note payable to affiliate	7,500	7,500
Accrued interest	571	525
Accrued dividend	—	23
Accounts payable and other accrued liabilities	3,178	3,197

Total liabilities	76,672	77,044

Commitments and contingencies

Partners’ capital	80,223	81,173

Total liabilities and partners’ capital	$156,895	$158,217

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$4,143	$4,111
Interest and other income	42	32

Total revenues	4,185	4,143

Expenses:
Interest	1,396	1,422
Depreciation and amortization	1,340	1,333
Property-level operating expenses	378	331
General, administrative and professional fees	243	296

Total expenses	3,357	3,382

Net income	$828	$761

Net income allocated to Class A general partner	$1	$1
Net income allocated to Class A limited partners	790	726
Net income allocated to Class C limited partner	3	3
Net income allocated to Class D limited partners	34	31

Net income per Class A general partnership unit	$0.10	$0.09
Net income per Class A limited partnership unit	0.10	0.09
Net income per Class C limited partnership unit	0.10	0.09
Net income per Class D limited partnership unit	0.10	0.09

Weighted average number of Class A general partnership units outstanding	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31
Weighted average number of Class D limited partnership units outstanding	345	345

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$828	$761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,340	1,333
Straight-lining of rental income	(86)	(131)
Other	(5)	(29)
Changes in operating assets and liabilities:
Increase in restricted cash	(333)	(125)
Decrease in accounts receivable and other assets	107	270
Increase in accounts payable and other accrued liabilities	27	4

Net cash provided by operating activities	1,878	2,083
Cash flows from investing activities:
Net investment in real estate properties	(37)	(128)

Net cash used in investing activities	(37)	(128)
Cash flows from financing activities:
Repayment of debt	(376)	(350)
Cash distribution to unitholders	(1,801)	(1,581)

Net cash used in financing activities	(2,177)	(1,931)

Net (decrease) increase in cash and cash equivalents	(336)	24
Cash and cash equivalents at beginning of period	336	439

Cash and cash equivalents at end of period	$—	$463

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

As of March 31, 2007, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of the office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from our audited consolidated financial statements for the year ended December 31, 2006. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to current year presentation.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties. With the exception of our office buildings, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expenses reflected in the condensed consolidated statements of income relates to our investment in real estate.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption had no impact on our consolidated financial statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2007, approximately 53.5% and 35.2% of our properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation (“Genesis Healthcare”) and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living, LLC and certain of its related entities (collectively “Benchmark”), respectively. Approximately 50.0% and 30.7% of our total rental revenue for the three months ended March 31, 2007 were derived from leases with Genesis and Benchmark, respectively.

Because we lease a substantial portion of our properties to Genesis and Benchmark and they are each a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 16, 2007, Genesis HealthCare announced that it had entered into a definitive agreement to be acquired by a joint venture between affiliates of Formation Capital, LLC and JER Partners. On April 25, 2007, Genesis HealthCare announced that it received a proposal from Fillmore Capital Partners, LLC with a higher acquisition price. Genesis HealthCare’s board of directors is scheduled to meet on May 14, 2007 to review both proposals. If either acquisition is consummated, Genesis HealthCare will be operated as a privately held, independent company controlled by the JER/Formation joint venture or Fillmore Capital Partners, LLC.

NOTE 4—RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership Agreement, our general partner uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of our general partner. We also incur other direct expenses, which are expensed at the time incurred. Approximately 97.1% and 87.2% of our consolidated general, administrative and professional fees for the three months ended March 31, 2007 and 2006, respectively, related to this allocation.

NOTE 5—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of March 31, 2007, the note had an outstanding balance of $7.5 million. Accrued interest related to this note was $148,000 as of March 31, 2007.

NOTE 6—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 (collectively, the “Senior Notes”) issued by Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The aggregate principal amount of Senior Notes outstanding as of March 31, 2007 was $1.5 billion. In addition, we and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes or the Convertible Senior Notes and therefore are not directly obligated with respect to the Senior Notes or the Convertible Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may, under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the Senior Notes and the Convertible Senior Notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$53,527	$85,293	$—	$138,820
Escrow deposits and restricted cash	—	6,876	—	6,876
Equity in affiliates	79,788	15	(79,803)	—
Investment in affiliates	9,039	—	—	9,039
Other	675	1,485	—	2,160

Total assets	$143,029	$93,669	$(79,803)	$156,895

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$409	$65,014	$—	$65,423
Intercompany	(5,567)	5,567	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	151	420	—	571
Accounts payable and other accrued liabilities	103	3,075	—	3,178

Total liabilities	2,596	74,076	—	76,672
Total partners’ capital	140,433	19,593	(79,803)	80,223

Total liabilities and partners’ capital	$143,029	$93,669	$(79,803)	$156,895

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	103	422	—	525
Accrued dividend	23	—	—	23
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Total partners’ capital	140,836	20,057	(79,720)	81,173

Total liabilities and partners’ capital	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME For the three months ended March 31, 2007
	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$1,436	$2,707	$—	$4,143
Interest and other income	3	39	—	42
Equity loss in affiliates	(17)	—	17	—

Total revenues	1,422	2,746	17	4,185
Expenses:
Interest	9	1,239	—	1,248
Depreciation and amortization	537	803	—	1,340
Property-level operating expenses	—	378	—	378
General, administrative and professional fees	95	148	—	243
Intercompany interest	(47)	195	—	148

Total expenses	594	2,763	—	3,357

Net income (loss)	$828	$(17)	$17	$828

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Revenues:
Rental income	$1,422	$2,689	$—	$4,111
Interest and other income	—	32	—	32
Equity loss in affiliates	(22)	—	22	—

Total revenues	1,400	2,721	22	4,143
Expenses:
Interest	157	1,265	—	1,422
Depreciation and amortization	537	796	—	1,333
Property-level operating expenses	—	331	—	331
General, administrative and professional fees	113	183	—	296
Intercompany interest	(168)	168	—	—

Total expenses	639	2,743	—	3,382

Net income (loss)	$761	$(22)	$22	$761

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$962	$916	$—	$1,878
Net cash used in investing activities	—	(37)	—	(37)
Net cash used in financing activities	(962)	(1,215)	—	(2,177)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(in thousands)
Net cash provided by operating activities	$579	$1,504	$—	$2,083
Net cash used in investing activities	—	(128)	—	(128)
Net cash used in financing activities	(580)	(1,351)	—	(1,931)

Net (decrease) increase in cash and cash equivalents	(1)	25	—	24
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$463	$—	$463

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of March 31, 2007, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of the office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of March 31, 2007, approximately 53.5% and 35.2% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 50.0% and 30.7% of our total rental revenue for the three months ended March 31, 2007 were derived from leases with Genesis and Benchmark, respectively. Because we lease a substantial portion of our properties to Genesis and Benchmark and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On May 4, 2007, the Centers for Medicare & Medicaid Services published its proposed rule for the Prospective Payment System (“PPS”) and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The proposed rule would, among other things, update the PPS rates for skilled nursing facilities by increasing the market basket by 3.3%. The proposed rule would also make various other technical changes, the economic effects of which have not yet been analyzed.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the three months ended March 31, 2007 and 2006.

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

Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with the Commission Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) the collectibility is reasonably assured.

Results of Operations

There was no material change in our revenues or expenses from the first quarter of 2006.

Liquidity and Capital Resources

During the three months ended March 31, 2007, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future.

We had restricted cash of $6.9 million as of March 31, 2007.

Net cash provided by operating activities was $1.9 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively.

Net cash used in financing activities was $2.2 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2007 and December 31, 2006 (in thousands):

	Fixed Rate Debt
	As of March 31, 2007	As of December 31, 2006
Book value	$72,514	$72,886
Fair value	76,161	76,445
Fair value reflecting change in interest rates:
-100 BPS	79,900	80,275
+100 BPS	72,818	73,019

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

Based upon their evaluation as of March 31, 2007, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: May 14, 2007

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