Form 10-Q
period 2007-06-30
ElderTrust Operating Limited Partnership
filed 2007-08-10
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006

	(Unaudited)	(Audited)
Assets
Real estate investments, at cost	$140,114	$140,015
Less-accumulated depreciation	(18,172)	(15,495)
Land	15,601	15,601

Net real estate investments	137,543	140,121

Cash and cash equivalents	—	336
Restricted cash	6,990	6,543
Accounts receivable, net of allowance of $4 and $5, respectively	2,023	1,861
Investment in affiliates	9,039	9,039
Other assets	170	317

Total assets	$155,765	$158,217

Liabilities and Partners' Capital

Liabilities:
Debt	$65,055	$65,799
Note payable to affiliate	7,500	7,500
Accrued interest	661	525
Accrued dividend	—	23
Accounts payable and other accrued liabilities	3,073	3,197

Total liabilities	76,289	77,044

Commitments and contingencies

Partners' capital	79,476	81,173

Total liabilities and partners' capital	$155,765	$158,217

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$4,137	$4,119	$8,280	$8,230
Interest and other income	40	26	82	58

Total revenues	4,177	4,145	8,362	8,288

Expenses:
Interest	1,249	1,273	2,497	2,547
Depreciation and amortization	1,342	1,332	2,682	2,663
Property-level operating expenses	413	357	791	687
General, administrative and professional fees	286	251	529	550
Intercompany interest	151	150	299	298

Total expenses	3,441	3,363	6,798	6,745

Net income	$736	$782	$1,564	$1,543

Net income allocated to Class A general partner	$1	$1	$1	$1
Net income allocated to Class A limited partners	702	746	1,493	1,473
Net income allocated to Class C limited partner	3	3	6	6
Net income allocated to Class D limited partners	30	32	64	63

Net income per Class A general partnership unit	$0.09	$0.09	$0.19	$0.18
Net income per Class A limited partnership unit	0.09	0.09	0.19	0.18
Net income per Class C limited partnership unit	0.09	0.09	0.19	0.18
Net income per Class D limited partnership unit	0.09	0.09	0.19	0.18

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	345	345	345

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,564	$1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,682	2,663
Straight-lining of rental income	(167)	(257)
Other	(1)	(32)
Changes in operating assets and liabilities:
Increase in restricted cash	(447)	(366)
Decrease in accounts receivable and other assets	148	204
Increase in accounts payable and other accrued liabilities	12	195

Net cash provided by operating activities	3,791	3,950
Cash flows from investing activities:
Net investment in real estate properties	(99)	(163)

Net cash used in investing activities	(99)	(163)
Cash flows from financing activities:
Repayment of debt	(744)	(692)
Cash distribution to unitholders	(3,284)	(3,076)

Net cash used in financing activities	(4,028)	(3,768)

Net (decrease) increase in cash and cash equivalents	(336)	19
Cash and cash equivalents at beginning of period	336	439

Cash and cash equivalents at end of period	$—	$458

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

As of June 30, 2007, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of the office buildings, we lease these properties to third-party healthcare providers, generally under "triple-net" or "absolute-net" leases, which require the tenants to pay all property-related expenses.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from our audited consolidated financial statements for the year ended December 31, 2006. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to current year presentation.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2007, approximately 53.4% and 35.1% of our properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation (“Genesis HealthCare”) and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living, LLC and certain of its related entities (collectively “Benchmark”), respectively. Approximately 50.1% and 30.7% of our total rental revenue for the six months ended June 30, 2007 were derived from leases with Genesis and Benchmark, respectively.

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

Prior to July 13, 2007, Genesis HealthCare was subject to the reporting requirements of the Commission and was required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. On July 13, 2007, Genesis HealthCare was acquired by a joint venture between affiliates of Formation Capital, LLC and JER Partners. As a result, Genesis HealthCare is being operated as a privately held company and is no longer subject to the reporting requirements of the Commission. The information related to Genesis HealthCare contained or referred to in this Quarterly Report on Form 10-Q has been provided to us by Genesis HealthCare. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. Genesis HealthCare’s prior filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Genesis HealthCare’s publicly available filings from the Commission.

NOTE 4—RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership Agreement, our general partner uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of our general partner. We also incur other direct expenses, which are expensed at the time incurred. Approximately 90.2% and 90.0% of our consolidated general, administrative and professional fees for the six months ended June 30, 2007 and 2006, respectively, related to this allocation.

NOTE 5—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of June 30, 2007, the note had an outstanding balance of $7.5 million. Accrued interest related to this note was approximately $248,000 as of June 30, 2007.

NOTE 6—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 (collectively, the “Senior Notes”) issued by Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The aggregate principal amount of Senior Notes outstanding as of June 30, 2007 was $1.5 billion. In addition, we and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8 % Convertible Senior Notes due 2011. The aggregate principal amount of

Convertible Senior Notes outstanding as of June 30, 2007 was $230.0 million. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes or the Convertible Senior Notes and therefore are not directly obligated with respect to the Senior Notes or the Convertible Senior Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$52,992	$84,551	$—	$137,543
Escrow deposits and restricted cash	—	6,990	—	6,990
Equity in affiliates	79,713	15	(79,728)	—
Investment in affiliates	9,039	—	—	9,039
Other	679	1,514	—	2,193

Total assets	$142,423	$93,070	$(79,728)	$155,765

Liabilities and partners' capital
Liabilities:
Notes payable and other debt	$406	$64,649	$—	$65,055
Intercompany	(5,921)	5,921	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	251	410	—	661
Accounts payable and other accrued liabilities	504	2,962	(393)	3,073

Total liabilities	2,740	73,942	(393)	76,289
Total partners' capital	139,683	19,128	(79,335)	79,476

Total liabilities and partners' capital	$142,423	$93,070	$(79,728)	$155,765

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and partners' capital
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	103	422	—	525
Accrued dividend	23	—	—	23
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Total partners' capital	140,836	20,057	(79,720)	81,173

Total liabilities and partners' capital	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME For the three months ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,438	$2,699	$—	$4,137
Interest and other income	—	40	—	40
Equity loss in affiliates	(73)	—	73	—

Total revenues	1,365	2,739	73	4,177

Expenses:
Interest	9	1,240	—	1,249
Depreciation and amortization	537	805	—	1,342
Property-level operating expenses	—	413	—	413
General, administrative and professional fees	138	148	—	286
Intercompany interest	(55)	206	—	151

Total expenses	629	2,812	—	3,441

Net income (loss)	$736	$(73)	$73	$736

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,431	$2,688	$—	$4,119
Interest and other income	—	26	—	26
Equity loss in affiliates	(30)	—	30	—

Total revenues	1,401	2,714	30	4,145

Expenses:
Interest	10	1,263	—	1,273
Depreciation and amortization	534	798	—	1,332
Property-level operating expenses	—	357	—	357
General, administrative and professional fees	103	148	—	251
Intercompany interest	(28)	178	—	150

Total expenses	619	2,744	—	3,363

Net income (loss)	$782	$(30)	$30	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,874	$5,406	$—	$8,280
Interest and other income	3	79	—	82
Equity loss in affiliates	(90)	—	90	—

Total revenues	2,787	5,485	90	8,362

Expenses:
Interest	18	2,479	—	2,497
Depreciation and amortization	1,074	1,608	—	2,682
Property-level operating expenses	—	791	—	791
General, administrative and professional fees	233	296	—	529
Intercompany interest	(102)	401	—	299

Total expenses	1,223	5,575	—	6,798

Net income (loss)	$1,564	$(90)	$90	$1,564

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,853	$5,377	$—	$8,230
Interest and other income	—	58	—	58
Equity loss in affiliates	(52)	—	52	—

Total revenues	2,801	5,435	52	8,288

Expenses:
Interest	17	2,530	—	2,547
Depreciation and amortization	1,069	1,594	—	2,663
Property-level operating expenses	—	687	—	687
General, administrative and professional fees	218	332	—	550
Intercompany interest	(46)	344	—	298

Total expenses	1,258	5,487	—	6,745

Net income (loss)	$1,543	$(52)	$52	$1,543

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,747	$1,044	$—	$3,791
Net cash used in investing activities	—	(99)	—	(99)
Net cash used in financing activities	(2,747)	(1,281)	—	(4,028)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,248	$2,702	$—	$3,950
Net cash used in investing activities	—	(163)	—	(163)
Net cash used in financing activities	(1,249)	(2,519)	—	(3,768)

Net (decrease) increase in cash and cash equivalents	(1)	20	—	19
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$458	$—	$458

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2007, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of the office buildings, we lease these properties to third-party healthcare providers, generally under "triple-net" or "absolute-net" leases, which require the tenants to pay all property-related expenses.

As of June 30, 2007, approximately 53.4% and 35.1% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 50.1% and 30.7% of our total rental revenue for the six months ended June 30, 2007 were derived from leases with Genesis and Benchmark, respectively. Because we lease a substantial portion of our properties to Genesis and Benchmark and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On August 3, 2007, the Centers for Medicare & Medicaid Services published its final rule for the Prospective Payment System (“PPS”) and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The final rule, among other things, updates the PPS rates for skilled nursing facilities by increasing the market basket by 3.3% and makes various other technical changes, the economic effects of which have not yet been analyzed. The final rule can be overridden by Congressional legislation.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the six months ended June 30, 2007 and 2006.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in accounts receivable on our Condensed Consolidated Balance Sheets and totaled $2.0 million and $1.8 million at June 30, 2007 and December 31, 2006, respectively.

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

Results of Operations

There was no material change in our revenues or expenses for the three or six months ended June 30, 2007 from the comparable periods in 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2007, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future.

We had restricted cash of $7.0 million as of June 30, 2007. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash represents amounts committed for security deposits paid to us by our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Net cash provided by operating activities was $3.8 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively.

Net cash used in financing activities was $4.0 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. The uses consisted of repayment of debt and cash distributions to unit holders.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2007 and December 31, 2006:

	Fixed Rate Debt
	As of June 30, 2007	As of December 31, 2006
	(In thousands)
Book value	$72,149	$72,886
Fair value	74,419	76,445
Fair value reflecting change in interest rates:
-100 BPS	77,902	80,275
+100 BPS	71,301	73,019

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

Based upon their evaluation as of June 30, 2007, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to those rules, beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, we will be required to issue a management report on internal control over financial reporting and reference management’s responsibility for internal controls in the applicable CEO and CFO certifications. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, we will also be required to provide an auditor’s attestation report on internal control over financial reporting. Although we believe that our efforts to document, evaluate the design and test the effectiveness of our internal controls will enable us to issue the required management report and our independent auditors to provide the required attestation as described above, there can be no assurance that these efforts will be successfully completed in a timely manner.

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

Date: August 10, 2007

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