Form 10-Q
period 2007-09-30
ElderTrust Operating Limited Partnership
filed 2007-11-13
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Real estate investments, at cost	$140,142	$140,015
Less-accumulated depreciation	(19,581)	(15,495)
Land	15,601	15,601

Net real estate investments	136,162	140,121

Cash and cash equivalents	—	336
Restricted cash	6,876	6,543
Accounts receivable, net of allowance of $4 and $5, respectively	2,497	1,861
Investment in affiliates	9,039	9,039
Other assets	462	317

Total assets	$155,036	$158,217

Liabilities and Partners’ Capital

Liabilities:
Debt	$64,680	$65,799
Note payable to affiliate	7,500	7,500
Accrued interest	810	525
Accrued dividend	—	23
Security deposits and escrows	7,991	2,570
Accounts payable and other accrued liabilities	648	627

Total liabilities	81,629	77,044

Commitments and contingencies

Partners’ capital	73,407	81,173

Total liabilities and partners’ capital	$155,036	$158,217

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$4,167	$4,130	$12,447	$12,360
Interest and other income	193	33	275	91

Total revenues	4,360	4,163	12,722	12,451

Expenses:
Interest	1,249	1,278	3,746	3,825
Depreciation and amortization	1,411	1,337	4,093	3,997
Property-level operating expenses	380	394	1,171	1,082
General, administrative and professional fees	287	221	816	772
Intercompany interest	151	151	450	450

Total expenses	3,478	3,381	10,276	10,126

Net income	$882	$782	$2,446	$2,325

Net income allocated to Class A general partner	$1	$1	$2	$2
Net income allocated to Class A limited partners	842	746	2,335	2,219
Net income allocated to Class C limited partner	3	3	9	9
Net income allocated to Class D limited partners	36	32	100	95

Net income per Class A general partnership unit	$0.10	$0.09	$0.29	$0.28
Net income per Class A limited partnership unit	0.10	0.09	0.29	0.28
Net income per Class C limited partnership unit	0.10	0.09	0.29	0.28
Net income per Class D limited partnership unit	0.10	0.09	0.29	0.28

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	345	345	345

See notes to condensed consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,446	$2,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,093	3,997
Straight-lining of rental income	(237)	(371)
Other	(1)	(32)
Changes in operating assets and liabilities:
Increase in restricted cash	(333)	(249)
(Increase) decrease in accounts receivable and other assets	(550)	124
Increase (decrease) in security deposits and escrows	5,421	(12)
Increase (decrease) in accounts payable and other accrued liabilities	306	(33)

Net cash provided by operating activities	11,145	5,749
Cash flows from investing activities:
Net investment in real estate properties	(127)	(209)

Net cash used in investing activities	(127)	(209)
Cash flows from financing activities:
Repayment of debt	(1,119)	(1,039)
Cash distribution to unitholders	(10,235)	(4,602)

Net cash used in financing activities	(11,354)	(5,641)

Net decrease in cash and cash equivalents	(336)	(101)
Cash and cash equivalents at beginning of period	336	439

Cash and cash equivalents at end of period	$—	$338

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

As of September 30, 2007, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from our audited consolidated financial statements for the year ended December 31, 2006. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing, owning and leasing seniors housing and healthcare-related properties and leasing or subleasing those properties to third parties. With the exception of our office buildings for which we engage third-party managers, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Condensed Consolidated Statements of Income relates to our investment in real estate.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption had no impact on our consolidated financial statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2007, approximately 53.4% and 35.1% of our properties, based on their original cost, were leased to or managed by Genesis HealthCare Corporation (“Genesis HealthCare”) and certain of its related entities (collectively “Genesis”) and Benchmark Assisted Living, LLC and certain of its related entities (collectively “Benchmark”), respectively. Approximately 50.0% and 30.6% of our total rental revenue for the nine months ended September 30, 2007 were derived from leases with Genesis and Benchmark, respectively.

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

NOTE 4—RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership Agreement, our general partner uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our total revenues in relation to the consolidated revenues of our general partner. We also incur other direct expenses, which are expensed at the time incurred. Approximately 94.1% and 94.3% of our consolidated general, administrative and professional fees for the nine months ended September 30, 2007 and 2006, respectively, related to this allocation.

NOTE 5—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, we pay interest quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of September 30, 2007, the note had an outstanding balance of $7.5 million. Accrued interest related to this note was approximately $400,000 as of September 30, 2007.

NOTE 6—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”), have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 (collectively, the “Senior Notes”) issued by Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), wholly owned subsidiaries of Ventas. The aggregate principal amount of Senior Notes outstanding as of September 30, 2007 was $1.5 billion. In addition, we and the ETOP Subsidiary Guarantors have provided full and unconditional guarantees, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011. The aggregate principal amount of Convertible Senior Notes outstanding as of September 30, 2007 was $230.0 million. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes or the Convertible Senior Notes and therefore are not directly obligated with respect to the Senior Notes or the Convertible Senior Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$52,458	$83,704	$—	$136,162
Escrow deposits and restricted cash	—	6,876	—	6,876
Equity in affiliates	79,804	15	(79,819)	—
Investment in affiliates	9,039	—	—	9,039
Other	695	2,264	—	2,959

Total assets	$141,996	$92,859	$(79,819)	$155,036

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$403	$64,277	$—	$64,680
Intercompany	3,687	(3,687)	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	807	—	810
Accounts payable and other accrued liabilities	2,268	6,371	—	8,639

Total liabilities	13,861	67,768	—	81,629
Total partners’ capital	128,135	25,091	(79,819)	73,407

Total liabilities and partners’ capital	$141,996	$92,859	$(79,819)	$155,036

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Escrow deposits and restricted cash	—	6,543	—	6,543
Equity in affiliates	79,705	15	(79,720)	—
Investment in affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$143,458	$94,479	$(79,720)	$158,217

Liabilities and partners’ capital
Liabilities:
Notes payable and other debt	$413	$65,386	$—	$65,799
Intercompany	(5,520)	5,520	—	—
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	103	422	—	525
Accrued dividend	23	—	—	23
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	2,622	74,422	—	77,044
Total partners’ capital	140,836	20,057	(79,720)	81,173

Total liabilities and partners’ capital	$143,458	$94,479	$(79,720)	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,419	$2,748	$—	$4,167
Interest and other income	5	188	—	193
Equity earnings in affiliates	194	—	(194)	—

Total revenues	1,618	2,936	(194)	4,360

Expenses:
Interest	—	1,249	—	1,249
Depreciation and amortization	531	880	—	1,411
Property-level operating expenses	89	291	—	380
General, administrative and professional fees	178	109	—	287
Intercompany interest	(62)	213	—	151

Total expenses	736	2,742	—	3,478

Net income	$882	$194	$(194)	$882

CONDENSED CONSOLIDATING STATEMENT OF INCOME For the three months ended September 30, 2006
	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,432	$2,698	$—	$4,130
Interest and other income	—	33	—	33
Equity loss in affiliates	(55)	—	55	—

Total revenues	1,377	2,731	55	4,163

Expenses:
Interest	9	1,269	—	1,278
Depreciation and amortization	537	800	—	1,337
Property-level operating expenses	—	394	—	394
General, administrative and professional fees	83	138	—	221
Intercompany interest	(34)	185	—	151

Total expenses	595	2,786	—	3,381

Net income (loss)	$782	$(55)	$55	$782

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,293	$8,154	$—	$12,447
Interest and other income	8	267	—	275
Equity earnings in affiliates	104	—	(104)	—

Total revenues	4,405	8,421	(104)	12,722

Expenses:
Interest	18	3,728	—	3,746
Depreciation and amortization	1,605	2,488	—	4,093
Property-level operating expenses	89	1,082	—	1,171
General, administrative and professional fees	411	405	—	816
Intercompany interest	(164)	614	—	450

Total expenses	1,959	8,317	—	10,276

Net income	$2,446	$104	$(104)	$2,446

CONDENSED CONSOLIDATING STATEMENT OF INCOME For the nine months ended September 30, 2006
	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,285	$8,075	$—	$12,360
Interest and other income	—	91	—	91
Equity loss in affiliates	(107)	—	107	—

Total revenues	4,178	8,166	107	12,451

Expenses:
Interest	26	3,799	—	3,825
Depreciation and amortization	1,606	2,391	—	3,997
Property-level operating expenses	—	1,082	—	1,082
General, administrative and professional fees	300	472	—	772
Intercompany interest	(79)	529	—	450

Total expenses	1,853	8,273	—	10,126

Net income (loss)	$2,325	$(107)	$107	$2,325

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,838	$(1,693)	$—	$11,145
Net cash used in investing activities	—	(127)	—	(127)
Net cash (used in) provided by financing activities	(12,838)	1,484	—	(11,354)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 30, 2006
	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$3,419	$2,330	$—	$5,749
Net cash used in investing activities	—	(209)	—	(209)
Net cash used in financing activities	(3,420)	(2,221)	—	(5,641)

Net decrease in cash and cash equivalents	(1)	(100)	—	(101)
Cash and cash equivalents at beginning of period	1	438	—	439

Cash and cash equivalents at end of period	$—	$338	$—	$338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2007, our consolidated assets were located in three states and consisted of nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of September 30, 2007, approximately 53.4% and 35.1% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 50.0% and 30.6% of our total rental revenue for the nine months ended September 30, 2007 were derived from leases with Genesis and Benchmark, respectively. Because we lease a substantial portion of our properties to Genesis and Benchmark and they are each a significant source of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases and certain other agreements with us will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On August 3, 2007, the Centers for Medicare & Medicaid Services published its final rule for the Prospective Payment System (“PPS”) and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The final rule, among other things, updates the PPS rates for skilled nursing facilities by increasing the market basket by 3.3% and makes various other technical changes, the economic effects of which have not yet been analyzed. The market basket increase provided under this rule can be overridden by Congressional legislation.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the nine months ended September 30, 2007 and 2006.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in accounts receivable on our Condensed Consolidated Balance Sheets and totaled $2.0 million and $1.8 million at September 30, 2007 and December 31, 2006, respectively.

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

Results of Operations

There was no material change in our revenues or expenses for the three or nine months ended September 30, 2007 from the comparable periods in 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future.

We had restricted cash of $6.9 million as of September 30, 2007. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash represents amounts committed for security deposits paid to us by our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Net cash provided by operating activities was $11.1 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is due to a security deposit we received in the third quarter of 2007, which was not required to be held in a separate restricted cash account.

Net cash used in financing activities was $11.4 million and $5.6 million for the nine months ended September 30, 2007 and 2006, respectively. The uses consisted of repayment of debt and cash distributions to unit holders, which increased due to the cash received in the third quarter of 2007 related to the security deposit.

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

To highlight the sensitivity of the fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2007 and December 31, 2006:

	Fixed Rate Debt
	As of September 30, 2007	As of December 31, 2006
	(In thousands)
Book value	$71,777	$72,886
Fair value	73,365	76,445
Fair value reflecting change in interest rates:
-100 BPS	76,649	80,275
+100 BPS	70,421	73,019

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

Based upon their evaluation as of September 30, 2007, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

Date: November 13, 2007

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