Form 10-K
period 2007-12-31
ElderTrust Operating Limited Partnership
filed 2008-03-31
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Ventas, Inc., directly and indirectly through its wholly owned subsidiary, ElderTrust, owns 99.6% of the partnership interests in the Registrant as of March 27, 2008. The aggregate market value of the partnership interests held by non-affiliates of the Registrant as of June 29, 2007 was approximately $1.3 million, based upon the price of $12.50 per Class C limited partnership unit at which Ventas, Inc. purchased its limited partnership interests on February 5, 2004, and the price of $26.20 per Class D limited partnership unit at which those units were issued on June 7, 2005. The partnership interests held by non-affiliates of the Registrant consist of 31,455 Class C limited partnership units as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ventas, Inc.’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2008 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “ETOP,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, expected lease income, plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual and future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect our plans or results include without limitation:

•

the ability and willingness of our operators and tenants, including FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), to meet and/or perform the obligations under their various contractual arrangements with us;

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

Genesis Information

Prior to July 13, 2007, Genesis was subject to the reporting requirements of the Commission and was required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. On July 13, 2007, Genesis was acquired by a third party. As a result, Genesis is no longer subject to the reporting requirements of the Commission. The information related to Genesis contained or referred to in this Annual Report on Form 10-K has been provided to us by Genesis. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all such information is accurate. Genesis’s prior filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Genesis’s publicly available filings from the Commission.

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a limited partnership organized under the laws of the State of Delaware. We invest in seniors housing and healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”) based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange.

As of December 31, 2007, our real estate portfolio consisted of seventeen assets: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. These properties are located in three states and had an aggregate carrying value of $134.9 million as of December 31, 2007. With the exception of our office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Based on the gross book value, skilled nursing facilities and seniors housing communities comprised approximately 88.6% of our real estate portfolio at December 31, 2007.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing and owning seniors housing and healthcare-related properties and leasing those properties to third parties. With the exception of our office buildings for which we engage third-party managers, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in our Condensed Consolidated Statements of Income, included in Part II, Item 8 of this Annual Report on Form 10-K, relates to our investment in real estate. See our Consolidated Financial Statements and related notes, including “Note 2—Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Portfolio of Properties

The following table provides an overview of our portfolio of properties as of and for the year ended December 31, 2007:

	Number of Properties	Number of Beds/Units	Rental Income	Percent of Total Revenues		Real Estate Investments, at Cost	Percent of Real Estate Investments	Real Estate Investment Per Bed/Unit	Number of States (1)
Portfolio by Type				(Dollars in thousands)
Seniors housing communities	9	879	$7,723	45.7%		$84,015	54.0%	$95.6	2
Skilled nursing facilities	5	781	5,659	33.4		53,924	34.6	69.0	2
Other properties	3	nm	3,233	19.1		17,812	11.4	nm	2

Total	17		$16,615	98.2	%(2)	$155,751	100.0%		3

(1)	As of December 31, 2007, we owned seniors housing and healthcare-related properties located in three states operated by two different operators.
(2)	The remainder of our total revenues is interest and other income.

nm - Not meaningful.

Seniors Housing and Healthcare-Related Properties

Seniors Housing Communities. Our seniors housing communities include independent and assisted living communities providing care for individuals with Alzheimer’s and other forms of memory loss. These communities offer residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, all of which encourage the residents to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

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

Geographic Diversification

All of our properties are located in the United States. The following table shows our rental income derived by geographic location for the year ended December 31, 2007:

	Rental Income	Percent of Total Revenues
	(Dollars in thousands)
State
Pennsylvania	$9,517	56.3%
Massachusetts	5,603	33.1
New Jersey	1,495	8.8

Total	$16,615	98.2	%(1)

(1)	The remainder of our total revenues is interest and other income.

Significant Tenants

As of December 31, 2007, approximately 53.4% and 35.1% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively, and for the year then ended, Genesis and Benchmark accounted for approximately 49.9% and 30.6%, respectively, of our total rental income.

We have ten separate single facility leases with Genesis, providing for aggregate, annual cash rent of approximately $8.1 million, subject to escalation as provided therein, and four separate single facility leases with Benchmark, providing for aggregate, annual cash rent of approximately $5.0 million, subject to escalation as provided therein. Each of our leases with Genesis and Benchmark is a “triple-net” lease, pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the property. All but one of our leases with Genesis have minimum annual rent escalators of 1.5%, and the remaining lease contains a contingent escalator based on the year-over-year change in facility revenue. All but one of our leases with Benchmark have minimum annual rent escalators of 2.0%, and the remaining lease does not contain an escalator. The expirations of the initial terms of our Genesis and Benchmark leases range from June 2008 to June 2015, and all provide for renewal periods aggregating ten years. We are currently involved in lease negotiations with another tenant for the lease expiring in June 2008.

Because Genesis and Benchmark lease a substantial portion of our properties and are the primary sources of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy these obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity. See “Risk Factors—We are dependent on Genesis and Benchmark; either of Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations” included in Item 1A of this Annual Report on Form 10-K.

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

The operators of our properties compete on a local and regional basis with other healthcare operators. Their ability to compete successfully for residents and patients at our properties depends upon several factors, including the scope and quality of services provided, the ability to attract and retain qualified personnel, the operational reputation of the operator, physician referral patterns, physical appearance of the properties, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our operators to compete successfully for patients at the properties. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Employees

We have no employees. We are managed by ElderTrust and Ventas, and therefore, the employees of Ventas act as our employees.

Insurance

We maintain and/or require in our existing leases that our tenants and operators maintain liability and casualty insurance on the leased properties and their operations. However, we cannot assure you that our tenants and operators will maintain such insurance, and any failure by our tenants and operators to do so could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”). We believe that our tenants and operators are in substantial compliance with the insurance requirements contained in their respective leases with us.

We believe that the amount and scope of insurance coverage provided by our own and our tenants’ and operators’ policies is customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been severely restricted and the premiums for such insurance coverage remain very high. As a result, many healthcare providers may incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants and operators will continue to carry the insurance coverage required under the terms of their leases with us or that we will continue to require the same levels of insurance under those leases.

Additional Information

Ventas, our ultimate parent entity, maintains a website at www.ventasreit.com. The information on Ventas’s website is not incorporated by reference in this Annual Report on Form 10-K, and the web address is included as an inactive textual reference only.

Ventas makes available, free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission. We do not make our reports available on Ventas’s website; however, you may obtain copies of our filings with the Commission at the Commission’s website at www.sec.gov. In addition, we will mail copies of the foregoing documents, free of charge, upon request to Corporate Secretary, Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, KY 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

General

The operators of our properties derive a substantial portion of their revenues from third-party payors, including the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs. See “—Healthcare Reform.” Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to intensify and continue. We cannot assure you that adequate third-party reimbursement levels will continue to be available for services to be provided by the operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

The operators of our properties are subject to other extensive federal, state and local laws and regulations including, but not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, can result in sanctions that include suspension or loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Seniors Housing Communities. Our seniors housing communities include independent and assisted living communities, and communities providing care for individuals with Alzheimer’s and other forms of memory loss. These communities offer residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents at these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medical administration, all of which encourage the residents to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws which govern the licensing of beds, the provision of services, staffing requirements and other operational matters. However, these state laws vary greatly from one state to another.

The recent increase in the number of seniors housing communities around the country has attracted the attention of various federal agencies which believe there should be more federal regulation of these properties. To date, Congress has deferred to state regulation of seniors housing communities. As a result of the increased federal scrutiny along with the rapid increase in the number of these properties, some states have revised and strengthened their regulation of seniors housing communities. More states are expected to do the same in the future.

Skilled Nursing Facilities. The operators of our skilled nursing facilities generally are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. A loss of licensure or certification could adversely affect a skilled nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Any significant expansion in the number or type of, or a violation of any of, these federal, state or local laws and regulations also could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which could result in significant criminal and civil penalties that can materially affect the operators of our properties. The federal laws include:

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

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to a dramatic increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

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

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	The one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%, instituted by the Centers for Medicare & Medicaid Services (“CMS”) beginning on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

•	The Deficit Reduction Act of 2005 (Pub. L No. 109-171) (“DRA”); and

•	The Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432).

The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make rental payments to us and which, in turn, could have a Material Adverse Effect on us.

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

In response to widespread healthcare industry concern about the reductions in payments under BBA, the federal government enacted BBRA on November 29, 1999. BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 and continuing until case mix refinements were implemented by CMS, as explained below. Under BBRA, outpatient rehabilitation therapy providers, including Part B nursing facilities, also received a two-year moratorium on the annual cap on the amount of physical, occupational and speech therapy provided to a patient, which moratorium was subsequently extended until December 31, 2005 pursuant to the Medicare Modernization Act. On January 1, 2006, these therapy limitations went into effect until the DRA was enacted. This new law, signed by President Bush on February 8, 2006, retroactively established an exception process for the payment of all claims above the limits when such services are medically necessary. Under CMS’s final rule updating the categorization system for the long-term acute care hospital prospective payment system (“LTC-DRGs”) for the 2007 federal fiscal year, the annual cap on Medicare part B reimbursement for physical therapy and speech-language pathology services and the separate annual cap on occupational therapy were lifted for those patients who can demonstrate medical necessity. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006, which, among other things, extended the DRA process for obtaining relief from the therapy caps through December 31, 2007. The DRA process was again extended through June 30, 2008 by Section 105 of the “Medicare, Medicaid and SCHIP Extension Act of 2007” (the “Medicare Extension Act”).

In addition, under CMS’s final rule updating LTC-DRGs for the 2007 federal fiscal year, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also includes various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group. This change in methodology could affect skilled nursing facility admissions, although we currently cannot predict what impact it will have on the liquidity or profitability of our skilled nursing facility operators.

Pursuant to CMS’s final rule updating SNF PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006), CMS, among other things, refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

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

On August 3, 2007, CMS published its final rule for SNF PPS and Consolidated Billing for Skilled Nursing Facilities for the 2008 federal fiscal year (October 1, 2007 through September 30, 2008). The final rule, among other things, updates the SNF PPS rates by increasing the market basket by 3.3% and makes various other technical changes, the economic effects of which have net yet been analyzed. However, the market basket increase provided under this rule can be overridden by Congressional legislation. In addition, the President’s proposed 2009 budget contains provisions that, if implemented, could reduce or slow the growth in Medicare reimbursement rates for skilled nursing facilities.

We cannot assure you that future updates to the SNF PPS system, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our properties. BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to hospitals and nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for these providers. Furthermore, federal legislation restricts a skilled nursing facility operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents.

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

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over five years following enactment of the legislation primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 federal fiscal year described above are also anticipated to reduce Medicaid payments to skilled nursing facility operators in the future. In addition, as part of the Tax Relief and Health Care Act of 2006, Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it is anticipated that this reduction should have a negligible effect, affecting only those states with taxes in excess of 5.5%. We have not yet ascertained the impact of this reduction on our skilled nursing facility operators.

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

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been a release or threatened release of a hazardous or toxic substance and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons or property. See “Risk Factors—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

We are generally indemnified by the current operators of our properties for contamination caused by those operators. Under our leases with Genesis and Benchmark, Genesis and Benchmark have agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, their respective leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date, except in limited circumstances where the condition arises from our acts or omissions. We cannot assure you that Genesis, Benchmark or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Genesis, Benchmark or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “We are dependent on

Genesis and Benchmark; either of Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations” included in Item 1A of this Annual Report on Form 10-K. We may also be liable for environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property or resulting from our acts or omissions.

We did not make any material capital expenditures in connection with these environmental, health, and safety laws, ordinances and regulations in 2007 and do not expect that we will have to make any such material capital expenditures during 2008.

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

We are dependent on Genesis and Benchmark; either of Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations.

We lease substantially all of our properties to Genesis and Benchmark, and therefore:

•	Genesis and Benchmark were the primary sources of our total revenues in 2007 and 2006 and continue to be the primary sources of our revenues; and

•

Since our leases with Genesis and Benchmark are triple-net leases, we depend on Genesis and Benchmark to pay insurance, taxes, utilities and maintenance and repair expenses required in connection with their respective leased properties.

We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with us. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties. Any inability or unwillingness by Genesis or Benchmark to satisfy its obligations under its agreements with us or to effectively conduct its operations could have a Material Adverse Effect on us.

We may be unable to find another tenant or operator for our properties if we have to replace Genesis, Benchmark or any of our other tenants or operators.

We may have to find another tenant or operator for the properties covered by the leases with Genesis, Benchmark or any of our other tenants or operators upon the expiration of the terms of the applicable lease or upon a default by Genesis, Benchmark or any of those tenants or operators. During any period that we are attempting to locate one or more tenants or operators, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that Genesis, Benchmark or any of our other tenants or operators will elect to renew their respective leases with us upon expiration of the terms thereof, including the lease expiring in June 2008, nor can we assure you that we will be able to locate another suitable tenant or operator or, if we are successful in locating such a tenant or operator, that the rental payments from that new tenant or operator would not be significantly less than the existing rental payments. Our ability to locate another suitable tenant or operator may be significantly delayed or limited by various state licensing, receivership or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

Our investments are concentrated in seniors housing and healthcare-related properties, making us more vulnerable economically that if our investments were diversified.

We invest primarily in real estate – in particular, seniors housing and healthcare-related properties. Accordingly, we are exposed to the risks inherent in concentrating investments in real estate, and these risks are magnified by the fact that our real estate investments are limited to properties used in the seniors housing or healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. A downturn in the healthcare or seniors housing industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which consequences may not have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our tenants and operators. Our ability to invest in non-seniors housing or non-healthcare-related properties is restricted by the terms of our affiliate’s revolving credit facilities, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare.

Our tenants and operators may be adversely affected by increasing healthcare regulation and enforcement.

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

If our tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In addition, failure of any of our tenants or operators to comply with the applicable healthcare regulations could adversely affect its results of operations and financial condition and the results of operations of our properties operated by it, which, in turn, could have a Material Adverse Effect on us.

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

Significant legal actions could subject our tenants and operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operations.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, Genesis, Benchmark and our other tenants and operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, the insurance coverage of our tenants and operators might not cover all claims against them or continue to be available to them at a reasonable cost. If Genesis, Benchmark or our other tenants and operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Our tenants and operators that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies which rely primarily on historical data. However, due to the increase in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and we cannot assure you that these operators’ reserves for future claims will be adequate to cover the actual cost of such claims. If the actual cost of claims is significantly higher than the operators’ reserves, it could have a material adverse effect on the results of operations at our properties operated by that operator, the operators’ liquidity, financial condition and results of operation and on their ability to make rental payments to us or on our behalf, which, in turn, could have a Material Adverse Effect on us.

Our operators may be sued under a federal whistleblower statute.

Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the operators’ liquidity, financial condition and results of operation and on their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by the current operators of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation” included in Item 1 of this Annual Report on Form 10-K.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2007, we owned nine seniors housing communities, five skilled nursing facilities and three other properties in three states, and we had mortgage loan obligations outstanding in the aggregate principal amount of $64.3 million, secured by certain of these properties.

The following table sets forth select information regarding the properties we owned as of December 31, 2007 for each state in which we own property:

	Seniors Housing Communities		Skilled Nursing Facilities		Other Properties
	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Properties
State
Massachusetts	5	515	—	—	—
New Jersey	—	—	1	153	1
Pennsylvania	4	364	4	628	2

Total	9	879	5	781	3

ITEM 3.	Legal Proceedings

We are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our partnership interests. As of March 27, 2008, there were 8,425,163 limited and general partnership units (consisting of 7,873 Class A general partnership units, 8,040,688 Class A limited partnership units, 31,455 Class C limited partnership units and 345,147 Class D limited partnership units) outstanding held by three partners of record. Ventas, directly and indirectly through ElderTrust (our sole general partner), holds all of the Class A general and limited partnership units and all of the Class D limited partnership units, representing 99.6% of our outstanding partnership interests, as of March 27, 2008.

Subject to certain limitations in our Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.1% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust has the right to elect to acquire the units directly from the limited partner in exchange for cash or its common shares.

Distributions

Cash distributions and allocations of income are made as described in “Note 2—Accounting Policies—Allocation of Net Income and Cash Distributions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the following selected financial data is not comparable in all respects since the financial data for the year ended December 31, 2004 includes data from our predecessor (the “ETOP Predecessor”) for the period from January 1, 2004 through February 4, 2004 and the financial data for the year ended December 31, 2003 consists solely of data from the ETOP Predecessor.

					ETOP Predecessor
	As of and For the Years Ended December 31,
	2007	2006	2005	2004 (1)	2003
Operating Data
Rental income	$16,615	$16,510	$16,378	$16,434	$17,704
General, administrative and professional fees	1,052	993	1,451	1,487	3,489
Interest expense	4,988	5,095	5,090	5,502	7,247
Income before discontinued operations	3,323	3,159	2,640	2,519	1,150
Discontinued operations	—	—	5,334	363	3,300
Net income	3,323	3,159	7,974	2,882	4,450
Per Unit Data
Income before discontinued operations allocated to:
Class A general partner	$4	$3	$2	$2	$1
Class A limited partners	3,242	3,030	2,504	2,507	1,145
Class C limited partner	12	12	10	10	4
Class D limited partners	65	114	124	—	—
Net income allocated to:
Class A general partner	$4	$3	$8	$3	$4
Class A limited partners	3,242	3,030	7,812	2,868	4,429
Class C limited partner	12	12	30	11	17
Class D limited partners	65	114	124	—	—
Net income per unit:
Class A general partnership unit	$0.40	$0.38	$1.00	$0.38	$0.50
Class A limited partnership unit	0.40	0.38	0.97	0.36	0.56
Class C limited partnership unit	0.40	0.38	0.97	0.35	0.55
Class D limited partnership unit	0.19	0.33	0.36	—	—
Other Data
Net cash provided by operating activities	$7,496	$7,381	$8,062	$8,448	$25,978
Net cash (used in) provided by investing activities	(135)	(261)	9,864	2,723	33,965
Net cash used in financing activities	(7,697)	(7,223)	(18,697)	(35,630)	(41,653)
Weighted average units outstanding:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	8,041	7,072
Class C limited partnership units	31	31	31	31	31
Class D limited partnership units	345	345	101	—	—
Cash distributions per class:
Class A general partnership units	$6	$6	$8	$38	$4
Class A limited partnership units	6,064	5,680	8,009	38,151	3,836
Class C limited partnership units	31	22	23	21	15
Class D limited partnership units	65	114	124	—	—
Balance Sheet Data
Real estate investments and land, at cost	$155,751	$155,616	$155,355	$160,769	$180,608
Total assets	153,720	158,217	162,161	164,548	192,183
Debt and other obligations	71,791	73,299	74,700	85,535	84,445
Partners’ capital	78,330	81,173	83,836	74,987	89,914

(1)	The financial data for the year ended December 31, 2004 includes data from the ETOP Predecessor for the period from January 1, 2004 through February 4, 2004.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of ElderTrust Operating Limited Partnership (together with its subsidiaries, except where the context otherwise requires, “ETOP,” “we”, “us”, or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years; and

•	Our liquidity and capital resources.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matter had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the following critical accounting policies, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, please see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Long-Lived Assets

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible and recognized intangible assets based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets and liabilities acquired as of the acquisition date. Recognized intangibles, if any, include the value of acquired lease contracts and related customer relationships.

Our method for allocating the purchase price paid to acquire investments in real estate requires us to make subjective assessments for determining fair value of the assets and liabilities acquired or assumed. This includes determining the value of the buildings and improvements, land and improvements, ground leases, tenant improvements, in-place tenant leases, above and/or below market leases, other intangibles embedded in contracts and any debt assumed. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations, as amounts allocated to some assets and liabilities have different depreciation or amortization lives. Additionally, the amortization of value assigned to above and/or below market leases is recorded as a component of revenue, as compared to the amortization of in-place leases and other intangibles, which is included in depreciation and amortization in our Consolidated Statements of Income included in Item 8 of this Annual Report on Form 10-K.

We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over the estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the day of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations and adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2007, 2006 and 2005.

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

Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Gain on Sale of Facilities

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) will be effective for us beginning on January 1, 2009. Early adoption is prohibited. We have not yet determined the impact, if any, the adoption of this new accounting pronouncement is expected to have on our Consolidated Financial Statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009. Early adoption is prohibited. This statement is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We have not yet determined the impact, if any, the adoption of this new accounting pronouncement is expected to have on our Consolidated Financial Statements.

Results of Operations

The tables below show our results of operations for each year and the absolute dollar and percentage changes in those results from year to year.

Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)
Revenues:
Rental income	$16,615	$16,510	$105	0.6%
Interest and other income	311	126	185	146.8

Total revenues	16,926	16,636	290	1.7
Expenses:
Interest	4,988	5,095	(107)	(2.1)
Depreciation and amortization	5,366	5,342	24	0.4
Property-level operating expenses	1,597	1,447	150	10.4
General, administrative and professional fees	1,052	993	59	5.9
Intercompany interest	600	600	—	—

Total expenses	13,603	13,477	126	0.9

Net income	$3,323	$3,159	$164	5.2%

Revenues

There was no material change in our 2007 rental income from the comparable period in 2006.

Interest and other income increased $0.2 million in 2007 primarily as a result of a one-time lease assumption fee recognized during 2007.

Expenses

Property-level operating expenses increased during 2007 primarily as a result of higher general maintenance and repair items throughout 2007.

The majority of our general, administrative and professional fees results from the allocation of corporate expenses from our ultimate parent entity, Ventas, Inc. (“Ventas”). This allocation method is based on our total revenues in relation to the consolidated revenues of Ventas. The increase in this expense during 2007 is attributable to higher allocations from Ventas due to its overall growth during 2007.

Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)
Revenues:
Rental income	$16,510	$16,378	$132	0.8%
Interest and other income	126	149	(23)	(15.4)

Total revenues	16,636	16,527	109	0.7
Expenses:
Interest	5,095	5,090	5	0.1
Depreciation and amortization	5,342	5,316	26	0.5
Property-level operating expenses	1,447	1,430	17	1.2
General, administrative and professional fees	993	1,451	(458)	(31.6)
Intercompany interest	600	600	—	—

Total expenses	13,477	13,887	(410)	(3.0)

Income before discontinued operations	3,159	2,640	519	19.7
Discontinued operations	—	5,334	(5,334)	nm

Net income	$3,159	$7,974	$(4,815)	(60.4)%

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

Discontinued Operations

We did not make any dispositions during the year ended December 31, 2006. Discontinued operations for the year ended December 31, 2005 represents the operating results of one seniors housing community that was sold in the fourth quarter for approximately $9.9 million in net cash proceeds. We recognized a net gain on the sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million. See “Note 3—Discontinued Operations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Market Risk

We receive revenue primarily by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Our intercompany note payable and substantially all of our mortgage indebtedness bear interest at fixed rates. We do not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk.

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. We generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on our fixed rate debt until we are required to refinance such debt.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(In thousands)
Book value	$71,391	$72,886
Fair value	72,952	76,445
Fair value reflecting change in interest rates:
-100 BPS	76,132	80,275
+100 BPS	70,106	73,019

The fair market value of our fixed rate debt is based on current interest rates at which we could obtain similar borrowings. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

We may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect our cash flow and our ability to pay our obligations.

Credit Risk

As of December 31, 2007, approximately 53.4% and 35.1% of our properties, based on their original cost, were operated by Genesis and Benchmark, respectively. Approximately 49.9% and 30.6% of our total rental income for the year ended December 31, 2007 were derived from leases with Genesis and Benchmark, respectively.

Accordingly, the financial condition of Genesis and Benchmark and their ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our partners. In addition, any failure by Genesis or Benchmark to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “Risk Factors—We are dependent on Genesis and Benchmark; either of Genesis’s or Benchmark’s inability or unwillingness to satisfy its obligations under its agreements with us could significantly harm us and our ability to service our indebtedness and other obligations,” included in Part I, Item 1A of this Annual Report on Form 10-K, and “Note 6—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We monitor our credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Liquidity and Capital Resources

Cash Flows

During 2007, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future. Capital requirements for acquisitions, if any, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or capital contributions by Ventas.

We had no cash and cash equivalents as of December 31, 2007. We had cash and cash equivalents of $0.3 million as of December 31, 2006.

We had restricted cash of $7.5 million and $6.5 million as of December 31, 2007 and 2006, respectively. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash also represents amounts committed for security deposits paid to us by our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Net cash provided by operating activities was $7.5 million, $7.4 million and $8.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease from 2005 primarily related to changes in operating assets and liabilities.

Net cash used in investing activities was $0.1 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. Net cash provided by investing activities was $9.9 million for the year ended December 31, 2005 and was due primarily to the receipt of proceeds from the sale of the seniors housing community. We did not dispose of any assets during 2007 or 2006.

Net cash used in financing activities was $7.7 million, $7.2 million and $18.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease from 2005 is the result of fewer distributions to Ventas and fewer payments on debt.

Debt and Note Payable

For a description of our long-term obligations, see “Note 7—Debt” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Debt Guarantees

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011 and the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 issued by Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation, wholly owned subsidiaries of Ventas (collectively, the “Senior Notes”). The total aggregate principal amount of the Senior Notes outstanding as of December 31, 2007 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

Partner Distributions

Distributions to the Class C and Class D limited partners are based on the dividends paid on Ventas’s outstanding common stock. The distribution amount for each Class C limited partnership unit is computed by multiplying a Conversion Factor (as defined in our Second Amended and Restated Agreement of Limited Partnership, as amended) by the dividend rate on Ventas’s common stock. The distribution amount for each Class D limited partnership unit is equal to the dividend rate on Ventas’s common stock. Distributions to the Class A limited and general partners are allocated on a pro rata basis in accordance with each partner’s respective percentage interest on the distribution date.

Other

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0% beginning on July 1, 2004. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2007, the note had an outstanding balance of $7.5 million, with no accrued interest due to Ventas Realty.

Except with respect to our medical office buildings, capital expenditures to maintain and improve our leased properties generally will be incurred by our tenants. Accordingly, we do not believe that we will incur any major expenditures in connection with these leased properties. After the terms of the leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under the leases, we anticipate that any expenditures relating to the maintenance of these leased properties for which we may become responsible will be funded by cash flows from operations or through capital contributions by Ventas. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flows in future periods as of December 31, 2007:

	Total	Less than 1 year	1-3 years (1)	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$100,562	$6,506	$39,178	$6,084	$48,794
Ground lease obligations	2,250	75	150	150	1,875

Total	$102,812	$6,581	$39,328	$6,234	$50,669

(1)	Includes $33.1 million in balloon payments due in October and November 2009 on five mortgage loans.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

ElderTrust Operating Limited Partnership

Index to Consolidated Financial Statements and Financial Statement Schedule

Management Report on Internal Control over Financial Reporting

Management of ElderTrust, the general partner of ElderTrust Operating Limited Partnership (the “Partnership”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of ElderTrust, evaluated the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2007 was effective.

Pursuant to temporary rules of the Securities and Exchange Commission, the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has not been audited by an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

Partners

ElderTrust Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ElderTrust Operating Limited Partnership (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
March 27, 2008

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(In thousands)

	2007	2006
Assets
Land	$15,601	$15,601
Real estate investments, at cost	140,150	140,015
Less-accumulated depreciation	(20,854)	(15,495)

Net real estate investments	134,897	140,121
Cash and cash equivalents	—	336
Restricted cash	7,536	6,543
Accounts receivable, net of allowance of $4 and $5, respectively	2,095	1,861
Investment in affiliates	9,039	9,039
Other assets	153	317

Total assets	$153,720	$158,217

Liabilities and Partners’ Capital
Liabilities:
Debt	$64,291	$65,799
Note payable to affiliate	7,500	7,500
Accrued interest	416	525
Accrued distribution	—	23
Security deposits and escrows	2,662	2,570
Accounts payable and other accrued liabilities	521	627

Total liabilities	75,390	77,044
Commitments and contingencies
Partners’ capital	78,330	81,173

Total liabilities and partners’ capital	$153,720	$158,217

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per unit amounts)

	2007	2006	2005
Revenues:
Rental income	$16,615	$16,510	$16,378
Interest and other income	311	126	149

Total revenues	16,926	16,636	16,527
Expenses:
Interest	4,988	5,095	5,090
Depreciation and amortization	5,366	5,342	5,316
Property-level operating expenses	1,597	1,447	1,430
General, administrative and professional fees	1,052	993	1,451
Intercompany interest	600	600	600

Total expenses	13,603	13,477	13,887

Income before discontinued operations	3,323	3,159	2,640
Discontinued operations	—	—	5,334

Net income	$3,323	$3,159	$7,974

Net income allocated to Class A general partner	$4	$3	$8
Net income allocated to Class A limited partners	3,242	3,030	7,812
Net income allocated to Class C limited partner	12	12	30
Net income allocated to Class D limited partners	65	114	124

Net income per Class A general partnership unit	$0.40	$0.38	$1.00
Net income per Class A limited partnership unit	0.40	0.38	0.97
Net income per Class C limited partnership unit	0.40	0.38	0.97
Net income per Class D limited partnership unit	0.19	0.33	0.36

Weighted average number of Class A general partnership units outstanding	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	345	101

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Class A General Partnership Units	Class A Limited Partnership Units	Class C Limited Partnership Units	Class D Limited Partnership Units	Class A General Partner	Class A Limited Partners	Class C Limited Partner	Class D Limited Partners	Total
Balance at January 1, 2005	8	8,041	31	—	$74	$74,500	$413	$—	$74,987
Partnership units issued	—	—	—	345	—	—	—	9,039	9,039
Net income	—	—	—	—	8	7,812	30	124	7,974
Distributions	—	—	—	—	(8)	(8,009)	(23)	(124)	(8,164)

Balance at December 31, 2005	8	8,041	31	345	74	74,303	420	9,039	83,836
Net income	—	—	—	—	3	3,030	12	114	3,159
Distributions	—	—	—	—	(6)	(5,680)	(22)	(114)	(5,822)

Balance at December 31, 2006	8	8,041	31	345	71	71,653	410	9,039	81,173
Net income	—	—	—	—	4	3,242	12	65	3,323
Distributions	—	—	—	—	(6)	(6,064)	(31)	(65)	(6,166)

Balance at December 31, 2007	8	8,041	31	345	$69	$68,831	$391	$9,039	$78,330

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$3,323	$3,159	$7,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	5,366	5,342	5,461
Gain on sale of assets (including amounts in discontinued operations)	—	—	(5,114)
Straight-lining of rental income	(294)	(474)	(833)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(993)	(927)	1,089
Decrease in accounts receivable and other assets	217	192	155
Increase in security deposits and escrows	92	—	—
(Decrease) increase in accounts payable and other accrued liabilities	(215)	120	(401)
Other	—	(31)	(269)

Net cash provided by operating activities	7,496	7,381	8,062
Cash flows from investing activities:
Net investment in real estate properties	(135)	(261)	(25)
Proceeds from real estate disposals	—	—	9,889

Net cash (used in) provided by investing activities	(135)	(261)	9,864
Cash flows from financing activities:
Repayment of debt	(1,508)	(1,401)	(10,533)
Cash distribution to unitholders	(6,189)	(5,822)	(8,164)

Net cash used in financing activities	(7,697)	(7,223)	(18,697)

Net decrease in cash and cash equivalents	(336)	(103)	(771)
Cash and cash equivalents at beginning of year	336	439	1,210

Cash and cash equivalents at end of year	$—	$336	$439

See accompanying notes.

Note 1—Description of Partnership

ElderTrust Operating Limited Partnership (“ETOP,” “we,” “us,” “our” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware. We invest in seniors housing and healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. On February 5, 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust based in Louisville, Kentucky, whose common stock is publicly traded on the New York Stock Exchange.

As of December 31, 2007, our real estate portfolio consisted of seventeen assets: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. These properties are located in three states and had an aggregate carrying value of $134.9 million as of December 31, 2007. With the exception of our office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of December 31, 2007, approximately 53.4% and 35.1% of our real estate properties, based on their original cost, were leased to or managed by FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, LLC (“Benchmark”), respectively. As a result of these relationships, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis and Benchmark to meet their respective lease obligations. Any failure of Genesis or Benchmark to effectively continue its operations and/or to make lease payments to us could have a material adverse effect on our operations and cash flows. See “Note 6—Concentration of Credit Risk.”

Note 2—Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of ElderTrust Operating Limited Partnership and all of its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method. The cost of the properties acquired is allocated among tangible and recognized intangible assets and liabilities based upon estimated fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We estimate fair values of the components of assets and liabilities acquired as of the acquisition date. Recognized intangibles, if any, include the value of acquired lease contracts, management agreements and related customer relationships.

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of buildings on an as-if-vacant basis, and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Depreciation for buildings is recorded on a straight-line basis, using estimated useful lives determined to be 30 years.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2007, 2006 and 2005.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash also represents amounts committed for security deposits paid to us by our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

•	Debt: The fair values of borrowings under fixed rate agreements are estimated by discounting the future cash flows using current interest rates at which we could obtain similar borrowings.

Revenue Recognition

Certain of our leases provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess represents the majority of our accounts receivable balance on our Consolidated Balance Sheets.

Certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other contingencies are met rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Income Taxes

We are not subject to federal or state income taxes. The taxable income or loss is passed through to the holders of partnership interests for inclusion on their applicable income tax returns.

Discontinued Operations

The results of operations and gain or loss on real estate assets sold or held for sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented.

Segment Reporting

We operate through one reportable segment, investment in real estate. Our primary business consists of financing and owning seniors housing and healthcare-related properties and leasing those properties to third parties, primarily Genesis and Benchmark. See “Note 6—Concentration of Credit Risk.” Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our office buildings for which we engage third-party managers, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Consolidated Statements of Income relates to our investment in real estate.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when and in what amount an uncertain tax item should be recorded in the financial statements and provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) will be effective for us beginning on January 1, 2009. Early adoption is prohibited.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009. Early adoption is prohibited. This statement is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Allocation of Net Income and Cash Distributions

The allocation of net income for the Class A general and limited partnership units and the Class C limited partnership units is based on each unit’s pro rata share in proportion to its respective percentage interest as of the last day of the period for which such allocation is being made. The allocation of net income for the Class D limited partnership units is equal to the distributions on those units during the period for which such allocation is being made.

Distributions to the Class C and Class D limited partners are based on the dividends paid on Ventas’s outstanding common stock. The distribution amount for each Class C limited partnership unit is computed by multiplying a Conversion Factor (as defined in our Second Amended and Restated Agreement of Limited Partnership, as amended) by the dividend rate on Ventas’s common stock. The distribution amount for each Class D limited partnership unit is equal to the dividend rate on Ventas’s common stock. Distributions to the Class A limited and general partners are allocated on a pro rata basis in accordance with each partner’s respective percentage interest on the distribution date.

Note 3—Discontinued Operations

We did not make any dispositions during the years ended December 31, 2007 or 2006. In 2005, we completed the sale of one seniors housing community for approximately $9.9 million in net cash proceeds and recognized a net gain on sale of approximately $5.1 million. In addition, the tenant paid us a lease termination fee of approximately $0.2 million.

Set forth below is a summary of the results of operations of the facility sold during the year ended December 31, 2005:

2005
(In thousands)
Revenues:
Rental income	$837
Interest and other income	165

1,002
Expenses:
Interest	628
Depreciation and amortization	154

782

Income before gain on sale of real estate assets	220
Gain on sale of real estate assets	5,114

Discontinued operations	$5,334

Note 4—Real Estate Investments

As of December 31, 2007, we owned 17 real estate properties located in three states. The properties include nine seniors housing communities with a total of 879 beds (unaudited), five skilled nursing facilities with a total of 781 beds (unaudited) and three office buildings.

At December 31, 2007, future minimum lease payments were as follows (in thousands):

2008	$16,225
2009	13,198
2010	12,542
2011	12,524
2012	11,516
Thereafter	12,821

Total	$78,826

Note 5—Investment in Affiliates

In June, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 Class D limited partnership units, resulting in the issuance of an aggregate of 345,147 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units were redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) for shares of Ventas common stock. As of December 31, 2007, all Class D limited partnership units had been redeemed for shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Consolidated Balance Sheets as of December 31, 2007 and 2006.

Note 6—Concentration of Credit Risk

Our consolidated revenues are based primarily on the revenues derived from Genesis and Benchmark. Revenues from continuing operations recorded by us under leases with Genesis were approximately $8.3 million, $8.3 million and $8.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from Benchmark were approximately $5.1 million for each of the years ended December 31, 2007, 2006 and 2005.

Prior to July 13, 2007, Genesis was subject to the reporting requirements of the Commission and was required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. On July 13, 2007, Genesis was acquired by a third party. As a result, Genesis is being operated as a privately held company and is no longer subject to the reporting requirements of the Commission. The information related to Genesis contained or referred to in this Annual Report on Form 10-K has been provided to us by Genesis. We have not verified this information either through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Genesis’s prior filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Genesis’s publicly available filings from the Commission.

Note 7—Debt

The following is a summary of debt at December 31, 2007 and 2006, with the net book value (NBV) of the assets mortgaged for the applicable properties:

	Effective Interest Rate (b)	Maturity Date	Balance at December 31, 2007	Balance at December 31, 2006	NBV of Property at December 31, 2007
Property	(In thousands)
Belvedere NRC/Chapel NRC (a)	8.46%	10/2009	$16,638	$17,020	$20,349
Cabot Park (a)	6.25%	01/2037	11,402	11,537	14,523
Cleveland Circle (a)	6.15%	10/2025	9,368	9,648	11,348
DCMH Medical Office Building (a)	8.35%	11/2009	5,139	5,258	9,146
Heritage at North Andover (a)	8.26%	10/2009	7,657	7,838	12,019
Lacey Branch Office Building	8.50%	10/2022	400	413	590
Professional Office Building I (a)	8.35%	11/2009	2,265	2,318	5,429
Vernon Court (a)	6.35%	05/2025	11,422	11,767	10,159

Total			$64,291	$65,799	$83,563

(a)	The repayment of principal and interest on these loans is non-recourse to us.
(b)	The stated interest rates on these mortgages are higher than the effective interest rates because the loans were adjusted to market rates upon the acquisition of ElderTrust by Ventas.

Our weighted average effective interest rate on mortgages and bonds payable was 7.32% at December 31, 2007 and 2006.

Scheduled principal payments and bond sinking fund requirements are as follows (in thousands):

2008	$1,616
2009	31,784
2010	934
2011	994
2012	1,059
Thereafter	27,904

Total	$64,291

Note 8—Note Payable to Affiliate

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, we pay interest quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2007, the note had an outstanding balance of $7.5 million. There was no accrued interest related to this note as of December 31, 2007.

Note 9—Fair Values of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments. The carrying amount of our variable rate mortgage payable at December 31, 2007 approximates fair value because the borrowings are at variable interest rates.

The fair value of our fixed rate debt at December 31, 2007 and 2006 was $73.0 million and $76.4 million, respectively.

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

Note 10—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2007 and 2006 is provided below.

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,185	$4,177	$4,360	$4,204
Net income	828	736	882	877

Net income allocated to Class A general partner	$1	$1	$1	$1
Net income allocated to Class A limited partners	808	716	861	857
Net income allocated to Class C limited partner	3	3	3	3
Net income allocated to Class D limited partners	16	17	17	15

Net income per Class A general partnership unit	$0.10	$0.09	$0.11	$0.11
Net income per Class A limited partnership unit	0.10	0.09	0.11	0.11
Net income per Class C limited partnership unit	0.10	0.09	0.11	0.11
Net income per Class D limited partnership unit	0.05	0.05	0.05	0.04

Certain previously reported quarterly net income allocations to specific partners and related per unit amounts have been reclassified to conform to year to date net income allocations.

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

Note 11—Related Party Transactions

In accordance with our Second Amended and Restated Agreement of Limited Partnership, as amended, Ventas uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our rental income in relation to the consolidated rental income of Ventas. We also incur other direct expenses, which are expensed at the time incurred. Approximately 95.2%, 95.0% and 91.4% of our consolidated general, administrative and professional fees for the years ended December 31, 2007, 2006 and 2005, respectively, related to this allocation.

Note 12—Partnership Units

Ventas, directly or indirectly through ElderTrust, owned 8,393,708 units, or approximately 99.6% of our total outstanding partnership units, at December 31, 2007. The remaining ownership interest was held by a third party.

Subject to certain limitations in our Second Amended and Restated Agreement of Limited Partnership, as amended, the Class C limited partner has the right to require the redemption of its units at any time at a price per unit equal to 51.10% of the value of a share of Ventas common stock on the date of redemption. However, in lieu of such redemption, ElderTrust has the right to elect to acquire the units directly from the limited partner, in exchange for cash or its common shares.

Note 13—Supplemental Non-Cash Information

Supplemental non-cash information is as follows:

	For the Year Ended December 31,
	2007	2006	2005
		(In thousands)
Non-cash investing and financing activities:
Assets and liabilities consolidated or disposed of as a result of the acquisition or disposition of assets:
Real estate assets	$—	$—	$(5,115)
Other assets	—	—	340
Cash paid for interest	5,698	5,604	5,986

Note 14—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011 and 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 issued by Ventas Realty and Ventas Capital Corporation, wholly owned subsidiaries of Ventas (collectively, the “Senior Notes”). The total aggregate principal amount of Senior Notes outstanding as of December 31, 2007 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Cash and cash equivalents	—	—	—	—
Restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and Partners’ Capital
Liabilities:
Debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$54,062	$86,059	$—	$140,121
Cash and cash equivalents	—	336	—	336
Restricted cash	—	6,543	—	6,543
Investment in and advances to affiliates	9,039	—	—	9,039
Other	652	1,526	—	2,178

Total assets	$63,753	$94,464	$—	$158,217

Liabilities and Partners’ Capital
Liabilities:
Debt	$413	$65,386	$—	$65,799
Note payable to affiliate	7,500	—	—	7,500
Accrued dividend	23	—	—	23
Accrued interest	103	422	—	525
Accounts payable and other accrued liabilities	103	3,094	—	3,197

Total liabilities	8,142	68,902	—	77,044
Partners’ capital	55,611	25,562	—	81,173

Total liabilities and partners’ capital	$63,753	$94,464	$—	$158,217

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,754	$10,861	$—	$16,615
Interest and other income	153	158	—	311
Equity loss in affiliates	(227)	—	227	—

Total revenues	5,680	11,019	227	16,926
Expenses:
Interest	36	4,952	—	4,988
Depreciation and amortization	2,145	3,221	—	5,366
Property-level operating expenses	—	1,597	—	1,597
General, administrative and professional fees	409	643	—	1,052
Intercompany interest	(233)	833	—	600

Total expenses	2,357	11,246	—	13,603

Net income (loss)	$3,323	$(227)	$227	$3,323

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,722	$10,788	$—	$16,510
Interest and other income	—	126	—	126
Equity loss in affiliates	(97)	—	97	—

Total revenues	5,625	10,914	97	16,636
Expenses:
Interest	35	5,060	—	5,095
Depreciation and amortization	2,148	3,194	—	5,342
Property-level operating expenses	—	1,447	—	1,447
General, administrative and professional fees	398	595	—	993
Intercompany interest	(115)	715	—	600

Total expenses	2,466	11,011	—	13,477

Net income (loss)	$3,159	$(97)	$97	$3,159

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,683	$10,695	$—	$16,378
Interest and other income	93	56	—	149
Equity loss in affiliates	(376)	—	376	—

Total revenues	5,400	10,751	376	16,527
Expenses:
Interest	36	5,054	—	5,090
Depreciation and amortization	2,149	3,167	—	5,316
Property-level operating expenses	—	1,430	—	1,430
General, administrative and professional fees	600	851	—	1,451
Intercompany interest	(25)	625	—	600

Total expenses	2,760	11,127	—	13,887

Income (loss) from continuing operations	2,640	(376)	376	2,640
Discontinued operations	5,334	—	—	5,334

Net income (loss)	$7,974	$(376)	$376	$7,974

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,309	$2,187	$—	$7,496
Net cash used in investing activities	—	(135)	—	(135)
Net cash used in financing activities	(5,309)	(2,388)	—	(7,697)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of year	—	336	—	336

Cash and cash equivalents at end of year	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,169	$2,212	$—	$7,381
Net cash used in investing activities	—	(261)	—	(261)
Net cash used in financing activities	(5,170)	(2,053)	—	(7,223)

Net decrease in cash and cash equivalents	(1)	(102)	—	(103)
Cash and cash equivalents at beginning of year	1	438	—	439

Cash and cash equivalents at end of year	$—	$336	$—	$336

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$6,653	$1,409	$—	$8,062
Net cash provided by (used in) investing activities	9,889	(25)	—	9,864
Net cash used in financing activities	(16,578)	(2,119)	—	(18,697)

Net decrease in cash and cash equivalents	(36)	(735)	—	(771)
Cash and cash equivalents at beginning of year	37	1,173	—	1,210

Cash and cash equivalents at end of year	$1	$438	$—	$439

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in Thousands)

	Location		Initial Cost to Company			Gross Amount Carried at Close of Period
Facility name	City	State / Province	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Income Statement is Computed
SKILLED NURSING FACILITIES
Belvedere Nursing & Rehab	Chester	PA	$822	$7,202		$822	$7,202	$1,106	1899	2004	30 years
Chapel Manor	Philadelphia	PA	1,596	13,982		1,596	13,982	2,147	1948	2004	30 years
Lopatcong Center	Phillipsburg	NJ	1,490	12,336		1,490	12,336	1,911	1982	2004	30 years
Pennsburg Manor	Pennsburg	PA	1,091	7,871		1,091	7,871	1,259	1982	2004	30 years
Wayne Center	Wayne	PA	662	6,872		662	6,872	1,030	1875	2004	30 years

TOTAL SKILLED NURSING FACILITIES			5,661	48,263		5,661	48,263	7,453
SENIORS HOUSING COMMUNITIES
Berkshire Commons	Reading	PA	470	4,301		470	4,301	694	1997	2004	30 years
Cabot Park Village	Newtonville	MA	1,772	14,854		1,772	14,854	2,103	1996	2004	30 years
Heritage at Cleveland Circle	Brookline	MA	1,468	11,418		1,468	11,418	1,538	1995	2004	30 years
Heritage at North Andover	North Andover	MA	1,194	12,544		1,194	12,544	1,719	1994	2004	30 years
Heritage at Vernon Court	Newton	MA	1,793	9,678		1,793	9,678	1,312	1930	2004	30 years
Heritage Woods	Agawarn	MA	1,249	4,625		1,249	4,625	856	1997	2004	30 years
Highgate at Paoli Pointe	Paoli	PA	1,151	9,079		1,151	9,079	1,314	1997	2004	30 years
Lehigh	Macungie	PA	420	4,406		420	4,406	694	1997	2004	30 years
Sanatoga Court	Pottstown	PA	360	3,233		360	3,233	524	1997	2004	30 years

TOTAL SENIORS HOUSING COMMUNITIES			9,877	74,138		9,877	74,138	10,754
MEDICAL OFFICE BUILDINGS
DCMH Medical Office Building	Drexel Hill	PA	—	10,379	368	—	10,747	1,601	1984	2004	30 years
Lacey Branch Office Building	Forked River	NJ	63	621	—	63	621	94	1996	2004	30 years
Professional Office Building I	Upland	PA	—	6,243	138	—	6,381	952	1978	2004	30 years

TOTAL MEDICAL OFFICE BUILDINGS			63	17,243	506	63	17,749	2,647

TOTAL FOR ALL PROPERTIES			$15,601	$139,644	$506	$15,601	$140,150	$20,854

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Reconciliation of real estate:
Carrying cost:
Balance at beginning of year	$155,616	$155,355	$160,769
Additions during year:
Capital expenditures	135	261	25
Dispositions:
Sale of assets	—	—	(5,439)

Balance at end of year	$155,751	$155,616	$155,355

Accumulated depreciation:
Balance at beginning of year	$15,495	$10,162	$5,026
Additions during year:
Depreciation expense	5,359	5,333	5,460
Dispositions:
Sale of assets	—	—	(324)

Balance at end of year	$20,854	$15,495	$10,162

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2007, at the reasonable assurance level.

Internal Control Over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to the Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, we will be required to provide an auditor’s attestation report on internal control over financial reporting. Although we believe that our efforts to document, evaluate the design and test the effectiveness of our internal controls will enable our independent auditors to provide the required attestation, there can be no assurance that these efforts will be successfully completed in a timely manner.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. The trustee and executive officers of ElderTrust are listed in the following table:

Name	Age	Position
Debra A. Cafaro	50	President and Chief Executive Officer
Richard A. Schweinhart	58	Chief Financial Officer
T. Richard Riney	50	Secretary and Trustee

T. Richard Riney has served as a trustee of ElderTrust since February 5, 2004, the date on which Ventas acquired ElderTrust.

ElderTrust is a direct wholly owned subsidiary of Ventas. Ventas has adopted a code of ethics that applies to its executive officers and the executive officers of Ventas’s subsidiaries, including ElderTrust. We do not have an audit committee, but rely on the Audit Committee of Ventas’s Board of Directors to perform similar functions for us. The additional information required by this Item 10 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2008.

ITEM 11.	Executive Compensation

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. ElderTrust has not paid any compensation to its trustee or executive officers. ElderTrust is a direct wholly owned subsidiary of Ventas. The additional information required by this Item 11 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our partnership interests as of March 27, 2008 by each person we know to be the beneficial owner of more than 5% of each class of our outstanding partnership interests. As of March 27, 2008, no trustee, director or executive officer of ElderTrust or Ventas beneficially owned any partnership interests. Each entity named in the table has sole voting power and sole investment power over the units beneficially owned by it.

Name and Address of Beneficial Owner	Partnership Interests Beneficially Owned	Percent of Class
Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	7,873 Class A general partnership units (1)	100%

Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	8,040,688 Class A limited partnership units (2)	100%

Norland Plastics Company 155 South Limerick Road Limerick, PA 19468	31,455 Class C limited partnership units (3)	100%

Ventas, Inc. 10350 Ormsby Park Place, Suite 300 Louisville, KY 40223	345,147 Class D limited partnership units	100%

(1)	Consists of 7,873 Class A general partnership units held by ElderTrust, which is a wholly owned subsidiary of Ventas.
(2)	Includes 7,776,573 Class A limited partnership units held by ElderTrust.
(3)	Consists of 31,455 Class C limited partnership units held by ET Sub-Falls-Washington Street, LLC, which is a wholly owned subsidiary of Norland Plastics Company.

The additional information required by this Item 12 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to “Note 11—Related Party Transactions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Ventas’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2008.

ITEM 14.	Principal Accountant Fees and Services

Ernst & Young LLP has been our independent registered public accounting firm since January 1, 2004 and has audited our consolidated financial statements for the years ended December 31, 2007 and 2006. Fees charged by Ernst & Young for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Audit Fees (1)	$57,500	$54,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$57,500	$54,000

(1)	The category of Audit Fees includes the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The additional information required by this Item 14 is incorporated by reference to Ventas’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Ventas will file with the Commission not later than April 30, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedule

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Capital for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Anex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Associations, as Trustees, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.4.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.1	Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

Exhibit Number	Description of Document	Location of Document
4.5.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.6.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.6.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on December 13, 2005.

4.7.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.8.1	Indenture dated as of September 19, 2006 among Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-133115.

4.8.2	First Supplemental Indenture dated as of September 19, 2006 Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2017.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K, filed on September 22, 2006.

4.8.3	Supplemental Indenture dated as of November 21, 2006 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, and the other Guarantors named therein.	Incorporated by reference to Exhibit 4.10.3 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2006.

4.9.1	Indenture dated as of December 1, 2006 among Ventas, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K, filed on December 6, 2006.

4.9.2	Supplemental Indenture dated as of May 10, 2007 among Ventas, Inc., as Issuer, the other Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

4.10	Schedule of Agreements Substantially Identical in All Material Respects to the Agreements Incorporated by Reference as Exhibits 4.2, 4.3, 4.4.2, 4.5.2, 4.6.2, 4.7.2, 4.8.3 and 4.9.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit Number	Description of Document	Location of Document
10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on September 13, 2002.

10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on May 2, 2006.

10.7.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.7.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Current Report on Form 8-K, filed on August 1, 2007.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2006.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP as it relates to FC-GEN Acquisition, Inc.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Financial statements of FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

ElderTrust Operating Limited Partnership

By:	ElderTrust, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra A. Cafaro Debra A. Cafaro	President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Executive Officer)	March 31, 2008

/s/ Richard A. Schweinhart Richard A. Schweinhart	Executive Vice President and Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Financial Officer)	March 31, 2008

/s/ Robert J. Brehl Robert J. Brehl	Chief Accounting Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Accounting Officer)	March 31, 2008

/s/ T. Richard Riney T. Richard Riney	Trustee of ElderTrust, general partner of ElderTrust Operating Limited Partnership	March 31, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1.2	Agreement of Class C (LIHTC) Unit Rights Modification, dated November 19, 2003, between ElderTrust Operating Limited Partnership, Norland Plastics Company, ET Sub-Falls-Washington Street, L.L.C. and Ventas, Inc.	Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.2	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Annex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc., Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Association, as Trustee, relating to the 8 3/4% Senior Notes due 2009.	Incorporated by reference to Exhibit 4.5.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.3	Supplemental Indenture dated as of February 20, 2004 among the newly-acquired Restricted Subsidiaries listed in Anex A thereto, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, Ventas, Inc. Ventas LP Realty, L.L.C., Ventas Healthcare Properties, Inc. and Ventas TRS, as Guarantors, and U.S. Bank National Associations, as Trustees, relating to the 9% Senior Notes due 2012.	Incorporated by reference to Exhibit 4.6.4 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.4.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2010.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.4.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.1	Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8% Senior Notes due 2014.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on October 15, 2004.

Exhibit Number	Description of Document	Location of Document
4.5.2	Supplemental Indenture dated as of December 15, 2004 among Ventas Framingham, LLC and Ventas Management, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

4.6.1	Indenture dated as of June 7, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Notes due 2015.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K filed on June 13, 2005.

4.6.2	Supplemental Indenture dated as of June 21, 2005 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.16 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.7.1	Indenture dated as of December 9, 2005 among Ventas Realty, Ventas Capital, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 1/2% Senior Notes due 2016.	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K filed on December 13, 2005.

4.7.2	Supplemental Indenture dated as of December 21, 2005 among Ventas Finance I, Inc., Ventas Finance I, LLC, Ventas Specialty I, Inc. and Ventas Specialty I, LLC, as Guaranteeing Subsidiaries, Ventas Realty and Ventas Capital, as Issuers, the other Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1.2 to our Registration Statement on Form S-4, File No. 333-131342.

4.8.1	Indenture dated as of September 19, 2006 among Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-133115.

4.8.2	First Supplemental Indenture dated as of September 19, 2006 Ventas, Inc., Ventas Realty and Ventas Capital, as Issuer(s), the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 3/4% Senior Notes due 2017.	Incorporated by reference to Exhibit 4.2 to Ventas’s Current Report on Form 8-K, filed on September 22, 2006.

4.8.3	Supplemental Indenture dated as of November 21, 2006 among the Guaranteeing Subsidiaries named therein, Ventas Realty and Ventas Capital, as Issuers, and the other Guarantors named therein.	Incorporated by reference to Exhibit 4.10.3 to Ventas’s Annual Report on Form 10-K for the year ended December 31, 2006.

4.9.1	Indenture dated as of December 1, 2006 among Ventas, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Ventas’s Current Report on Form 8-K, filed on December 6, 2006.

4.9.2	Supplemental Indenture dated as of May 10, 2007 among Ventas, Inc., as Issuer, the other Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

4.10	Schedule of Agreements Substantially Identical in All Material Respects to the Agreements Incorporated by Reference as Exhibits 4.2, 4.3, 4.4.2, 4.5.2, 4.6.2, 4.7.2, 4.8.3, and 4.9.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith.

10.1.1	Option Agreement by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.39 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit Number	Description of Document	Location of Document
10.1.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Vernon ALF, L.L.C.	Incorporated by reference to Exhibit 10.1.1.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.2.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.3.1	Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 2.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.2.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cabot ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.3.1	Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 2.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.3.2	Assignment of Membership Interest, dated as of February 5, 2004, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interests in Cleveland ALF, L.L.C.	Incorporated by reference to Exhibit 10.3.3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3.4.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.4.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document
10.3.5.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.5.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.6.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.3.7	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3.8	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.4.1	Amended and Restated Credit Agreement, dated August 30, 2002, by and among ElderTrust, ElderTrust Operating Limited Partnership, Various Banks and Wachovia Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on September 13, 2002.

10.4.2	Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5	Master Agreement, dated November 27, 2000, between Genesis Health Ventures, Inc., Meridian Healthcare, Inc., Volusia Meridian Limited Partnership, Wyncote Healthcare Corp., Philadelphia Avenue Associates and Geriatric and Medical Services, Inc., Geriatric and Medical Companies, Inc. and Edella Street Associates and ElderTrust, ElderTrust Operating Limited Partnership, ET Sub-Meridian Limited Partnership, L.L.P., ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C. and ET Sub-Windsor II, L.L.C., ET Sub-Phillipsburg I, L.L.C., ET Sub-Highgate, L.P. and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.6.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.2	Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.5	Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.6.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document
10.6.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on May 2, 2006.

10.7.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.7.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Current Report on Form 8-K, filed on August 1, 2007.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP as it relates to FC-GEN Acquisition, Inc.	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Financial statements of FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation.	Filed herewith.