Form 10-Q
period 2008-03-31
ElderTrust Operating Limited Partnership
filed 2008-05-14
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Land	$15,601	$15,601
Real estate investments, at cost	140,208	140,150
Less-accumulated depreciation	(22,196)	(20,854)

Net real estate investments	133,613	134,897
Restricted cash	7,697	7,536
Accounts receivable, net of allowance of $4 and $4, respectively	1,960	2,095
Investment in affiliates	9,039	9,039
Other assets	215	153

Total assets	$152,524	$153,720

Liabilities and Partners’ Capital

Liabilities:
Debt	$63,894	$64,291
Note payable to affiliate	7,500	7,500
Accrued interest	413	416
Security deposits and escrows	2,552	2,662
Accounts payable and other accrued liabilities	348	521

Total liabilities	74,707	75,390
Commitments and contingencies
Partners’ capital	77,817	78,330

Total liabilities and partners' capital	$152,524	$153,720

See notes to consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$4,173	$4,143
Interest and other income	46	42

Total revenues	4,219	4,185
Expenses:
Interest	1,228	1,248
Depreciation and amortization	1,342	1,340
Property-level operating expenses	456	378
General, administrative and professional fees	251	243
Intercompany interest	149	148

Total expenses	3,426	3,357

Net income	$793	$828

Net income allocated to Class A general partner	$1	$1
Net income allocated to Class A limited partners	789	808
Net income allocated to Class C limited partner	3	3
Net income allocated to Class D limited partners	—	16

Net income per Class A general partnership unit	$0.10	$0.10
Net income per Class A limited partnership unit	0.10	0.10
Net income per Class C limited partnership unit	0.10	0.10
Net income per Class D limited partnership unit	—	0.05

Weighted average number of Class A general partnership units outstanding	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31
Weighted average number of Class D limited partnership units outstanding	345	345

See notes to consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$793	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,342	1,340
Straight-lining of rental income	(41)	(86)
Other	—	(5)
Changes in operating assets and liabilities:
Increase in restricted cash	(161)	(333)
Decrease in accounts receivable and other assets	114	107
(Decrease) increase in security deposits and escrows	(110)	86
Decrease in accounts payable and other accrued liabilities	(176)	(59)

Net cash provided by operating activities	1,761	1,878
Cash flows from investing activities:
Capital expenditures	(58)	(37)

Net cash used in investing activities	(58)	(37)
Cash flows from financing activities:
Repayment of debt	(397)	(376)
Cash distribution to unitholders	(1,306)	(1,801)

Net cash used in financing activities	(1,703)	(2,177)

Net decrease in cash and cash equivalents	—	(336)
Cash and cash equivalents at beginning of period	—	336

Cash and cash equivalents at end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our,” “ETOP” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. In February 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust whose common stock is publicly traded on the New York Stock Exchange.

As of March 31, 2008, our real estate portfolio consisted of seventeen assets located in three states: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. The Consolidated Balance Sheet as of December 31, 2007 has been derived from our audited consolidated financial statements for the year ended December 31, 2007. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Consolidated Financial Statements.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are observable for the asset or liability, either directly or indirectly. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than quoted prices, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of March 31, 2008, we had no financial instruments requiring fair value measurement.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2008, approximately 53.4% and 35.1% of our real estate properties, based on gross book value, were leased to or managed by FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, LLC (“Benchmark”), respectively. Approximately 49.9% and 30.5% of our total rental revenue for the three months ended March 31, 2008 were derived from leases with Genesis and Benchmark, respectively.

Because Genesis and Benchmark lease a substantial portion of our properties and they are the primary sources of our revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners.

NOTE 4—RELATED PARTY TRANSACTIONS

In accordance with our Second Amended and Restated Agreement of Limited Partnership, as amended, Ventas uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our rental income in relation to the consolidated rental income of Ventas. We also incur other direct expenses, which are expensed at the time incurred. Approximately 99.7% and 97.1% of our consolidated general, administrative and professional fees for the three months ended March 31, 2008 and 2007, respectively, related to this allocation.

NOTE 5—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, we pay interest quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of March 31, 2008, the note had an outstanding balance of $7.5 million. There was no accrued interest related to this note as of March 31, 2008.

NOTE 6—SUBSEQUENT EVENT

In April 2008, we received notice from a tenant of its intention to exercise its option to purchase four seniors housing communities from us pursuant to the terms of its lease with us. These seniors housing communities had an aggregate net real estate investment value of $47.6 million and debt of $39.6 million as of March 31, 2008 and provide current annual rent of approximately $5.1 million. While there can be no assurances that the sale will actually occur, if it does occur, it is expected to be completed in the first quarter of 2009. We expect to record a gain on the sale.

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty. In addition, we and the ETOP Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several bases with certain of Ventas’s direct and indirect wholly owned subsidiaries, the obligation to pay principal and interest with respect to Ventas’s outstanding convertible senior notes. The aggregate principal amount of senior notes and convertible senior notes outstanding as of March 31, 2008 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the senior notes or the convertible senior notes and therefore are not directly obligated with respect to the notes.

Contractual and legal restrictions, including those contained in the instruments governing certain of the ETOP Non-Guarantor Subsidiaries’ outstanding indebtedness, may, under certain circumstances restrict our ability to obtain cash from the ETOP Non-Guarantor Subsidiaries for the purpose of satisfying our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and convertible senior notes. Certain of the ETOP Subsidiary Guarantors’ properties are subject to mortgages.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,389	$82,224	$—	$133,613
Restricted cash	—	7,697	—	7,697
Investment in and advances to affiliates	9,039	—	—	9,039
Other	812	1,363	—	2,175

Total assets	$61,240	$91,284	$—	$152,524

Liabilities and Partners’ Capital
Liabilities:
Debt	$396	$63,498	$—	$63,894
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	410	—	413
Accounts payable and other accrued liabilities	198	2,702	—	2,900

Total liabilities	8,097	66,610	—	74,707
Partners’ capital	53,143	24,674	—	77,817

Total liabilities and partners’ capital	$61,240	$91,284	$—	$152,524

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and Partners’ Capital
Liabilities:
Debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,444	$2,729	$—	$4,173
Interest and other income	—	46	—	46
Equity loss in affiliates	(94)	—	94	—

Total revenues	1,350	2,775	94	4,219
Expenses:
Interest	9	1,219	—	1,228
Depreciation and amortization	534	808	—	1,342
Property-level operating expenses	—	456	—	456
General, administrative and professional fees	89	162	—	251
Intercompany interest	(75)	224	—	149

Total expenses	557	2,869	—	3,426

Net income (loss)	$793	$(94)	$94	$793

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,436	$2,707	$—	$4,143
Interest and other income	3	39	—	42
Equity loss in affiliates	(17)	—	17	—

Total revenues	1,422	2,746	17	4,185
Expenses:
Interest	9	1,239	—	1,248
Depreciation and amortization	537	803	—	1,340
Property-level operating expenses	—	378	—	378
General, administrative and professional fees	95	148	—	243
Intercompany interest	(47)	195	—	148

Total expenses	594	2,763	—	3,357

Net income (loss)	$828	$(17)	$17	$828

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,315	$446	$—	$1,761
Net cash used in investing activities	—	(58)	—	(58)
Net cash used in financing activities	(1,315)	(388)	—	(1,703)

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$962	$916	$—	$1,878
Net cash used in investing activities	—	(37)	—	(37)
Net cash used in financing activities	(962)	(1,215)	—	(2,177)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission. Factors that may affect our plans or results include without limitation:

•

the ability and willingness of our operators and tenants, including FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, LLC (“Benchmark”), to meet and/or perform the obligations under their various contractual arrangements with us;

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

General

We are a limited partnership organized under the laws of the State of Delaware. We invest in seniors housing and healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. In February 2004, ElderTrust became a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust, whose common stock is publicly traded on the New York Stock Exchange.

As of March 31, 2008, our real estate portfolio consisted of seventeen assets located in three states: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of March 31, 2008, approximately 53.4% and 35.1% of our properties, based on gross book value, were operated by Genesis and Benchmark, respectively. Approximately 49.9% and 30.5% of our total rental income for the three months ended March 31, 2008 were derived from leases with Genesis and Benchmark, respectively. Because Genesis and Benchmark lease a substantial portion of our properties and they are the primary sources of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”).

Recent Developments Regarding Dispositions

In April 2008, we received notice from a tenant of its intention to exercise its option to purchase four seniors housing communities from us pursuant to the terms of its lease with us. These seniors housing communities had an aggregate net real estate investment value of $47.6 million and debt of $39.6 million as of March 31, 2008 and provide current annual rent of approximately $5.1 million. While there can be no assurances that the sale will actually occur, if it does occur, it is expected to be completed in the first quarter of 2009. We expect to record a gain on the sale.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On May 1, 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The proposed rule would recalibrate the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. CMS estimates that these adjustments would result in a reduction in payments to skilled nursing facilities of $770 million, or 3.3%, in fiscal year 2009. However, this decrease would be offset by the proposed 3.1% market basket increase in Medicare payments to skilled nursing facilities for the 2009 federal fiscal year. CMS further estimates that, as a result of the proposed recalibration of the case-mix indices and proposed market basket increase, skilled nursing facility operators could expect a slight decrease in payments of $60 million, or 0.3%, in fiscal year 2009.

We cannot assure you that future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles, which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding significant accounting policies.

Results of Operations

There was no material change in our revenues or expenses for the three months ended March 31, 2008 from the comparable period in 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2008, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future. Capital requirements for acquisitions, if any, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or capital contributions by Ventas.

We had restricted cash of $7.7 million as of March 31, 2008. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash also represents amounts committed for security deposits paid to us by our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Net cash provided by operating activities was $1.8 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

Net cash used in financing activities was $1.7 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. The uses consisted of repayment of debt and cash distributions to unit holders.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008	As of December 31, 2007
	(In thousands)
Book value	$70,998	$71,391
Fair value	69,019	72,952
Fair value reflecting change in interest rates:
-100 BPS	71,662	76,132
+100 BPS	66,639	70,106

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2008, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, we will be required to provide an auditor’s attestation report on internal control over financial reporting. Although we believe that our efforts to document, evaluate the design and test the effectiveness of our internal controls will enable our independent auditors to provide the required attestation as described above, there can be no assurance that these efforts will be successfully completed in a timely manner.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
10.1	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By:	ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer

Exhibit Number	Description of Document
10.1	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of the Partnership, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.