Form 10-Q
period 2008-06-30
ElderTrust Operating Limited Partnership
filed 2008-08-13
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Land	$15,601	$15,601
Real estate investments, at cost	140,261	140,150
Less-accumulated depreciation	(23,541)	(20,854)

Net real estate investments	132,321	134,897
Restricted cash	7,615	7,536
Accounts receivable, net of allowance of $4 and $4, respectively	2,345	2,095
Investment in affiliates	9,039	9,039
Other assets	358	153

Total assets	$151,678	$153,720

Liabilities and Partners’ Capital

Liabilities:
Debt	$63,498	$64,291
Note payable to affiliate	7,500	7,500
Accrued interest	555	416
Security deposits and escrows	2,542	2,662
Accounts payable and other accrued liabilities	398	521

Total liabilities	74,493	75,390
Commitments and contingencies
Partners’ capital	77,185	78,330

Total liabilities and partners’ capital	$151,678	$153,720

See notes to consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$4,178	$4,137	$8,351	$8,280
Interest and other income	34	40	80	82

Total revenues	4,212	4,177	8,431	8,362

Expenses:
Interest	1,220	1,249	2,448	2,497
Depreciation and amortization	1,345	1,342	2,687	2,682
Property-level operating expenses	380	413	836	791
General, administrative and professional fees	175	286	426	529
Intercompany interest	151	151	300	299

Total expenses	3,271	3,441	6,697	6,798

Net income	$941	$736	$1,734	$1,564

Net income allocated to Class A general partner	$1	$1	$2	$2
Net income allocated to Class A limited partners	936	716	1,725	1,524
Net income allocated to Class C limited partner	4	3	7	6
Net income allocated to Class D limited partners	—	17	—	33

Net income per Class A general partnership unit	$0.12	$0.09	$0.21	$0.19
Net income per Class A limited partnership unit	0.12	0.09	0.21	0.19
Net income per Class C limited partnership unit	0.12	0.09	0.21	0.19
Net income per Class D limited partnership unit	—	0.05	—	0.10

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	345	345	345

See notes to consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,734	$1,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,687	2,682
Straight-lining of rental income	(76)	(167)
Other	—	(1)
Changes in operating assets and liabilities:
Increase in restricted cash	(79)	(447)
(Increase) decrease in accounts receivable and other assets	(379)	148
Decrease in security deposits and escrows	(120)	(29)
Increase in accounts payable and other accrued liabilities	16	41

Net cash provided by operating activities	3,783	3,791
Cash flows from investing activities:
Capital expenditures	(111)	(99)

Cash used in investing activities	(111)	(99)
Cash flows from financing activities:
Repayment of debt	(793)	(744)
Cash distributions to unit holders	(2,879)	(3,284)

Cash used in financing activities	(3,672)	(4,028)

Net decrease in cash and cash equivalents	—	(336)
Cash and cash equivalents at beginning of period	—	336

Cash and cash equivalents at end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our” or “ETOP”) is a limited partnership formed under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. ElderTrust is a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust whose common stock is publicly traded on the New York Stock Exchange.

As of June 30, 2008, our real estate portfolio consisted of seventeen assets located in three states: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our medical office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. The Consolidated Balance Sheet as of December 31, 2007 has been derived from our audited consolidated financial statements for the year ended December 31, 2007. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

We currently have no financial instruments requiring fair value measurement.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2008, approximately 53.4% and 35.1% of our real estate properties, based on gross book value, were leased to or managed by FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, LLC (“Benchmark”), respectively. Approximately 49.9% and 30.4% of our total rental revenue for the six months ended June 30, 2008 were derived from leases with Genesis and Benchmark, respectively.

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

NOTE 4—DISPOSITIONS

In April 2008, we received notice from a tenant of its intention to exercise its option to purchase four seniors housing communities from us pursuant to the terms of its lease with us. These seniors housing communities had an aggregate net real estate investment value of $47.2 million and debt of $39.4 million as of June 30, 2008 and provide current annual rent of approximately $5.1 million. While there can be no assurances that the sale will actually occur, if it does occur, it is expected to be completed in the first quarter of 2009. We expect to record a gain on the sale.

The operations for these assets have not been reported as discontinued operations for the three- or six-month periods ended June 30, 2008 and 2007 because they do not yet meet all of the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTE 5—RELATED PARTY TRANSACTIONS

In accordance with our Second Amended and Restated Agreement of Limited Partnership, as amended, Ventas uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our rental income in relation to the consolidated rental income of Ventas. We also incur other direct expenses, which are expensed at the time incurred. Approximately 99.7% and 90.2% of our consolidated general, administrative and professional fees for the six months ended June 30, 2008 and 2007, respectively, related to this allocation.

NOTE 6—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, we pay interest quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of June 30, 2008, the note had an outstanding balance of $7.5 million. Accrued interest related to this note was approximately $150,000 as of June 30, 2008.

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty. In addition, we and the ETOP Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several bases with certain of Ventas’s direct and indirect wholly owned subsidiaries, the obligation to pay principal and interest with respect to Ventas’s outstanding convertible senior notes. The aggregate principal amount of senior notes and convertible senior notes outstanding as of June 30, 2008 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the senior notes or the convertible senior notes and therefore are not directly obligated with respect to the notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$50,854	$81,467	$—	$132,321
Restricted cash	—	7,615	—	7,615
Investment in and advances to affiliates	9,039	—	—	9,039
Other	1,015	1,688	—	2,703

Total assets	$60,908	$90,770	$—	$151,678

Liabilities and Partners’ Capital
Liabilities:
Debt	$393	$63,105	$—	$63,498
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	154	401	—	555
Accounts payable and other accrued liabilities	198	2,742	—	2,940

Total liabilities	8,245	66,248	—	74,493
Partners’ capital	52,663	24,522	—	77,185

Total liabilities and partners’ capital	$60,908	$90,770	$—	$151,678

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and Partners’ Capital
Liabilities:
Debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,447	$2,731	$—	$4,178
Interest and other income	—	34	—	34
Equity income in affiliates	51	—	(51)	—

Total revenues	1,498	2,765	(51)	4,212

Expenses:
Interest	8	1,212	—	1,220
Depreciation and amortization	535	810	—	1,345
Property-level operating expenses	—	380	—	380
General, administrative and professional fees	96	79	—	175
Intercompany interest	(82)	233	—	151

Total expenses	557	2,714	—	3,271

Net income	$941	$51	$(51)	$941

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,438	$2,699	$—	$4,137
Interest and other income	—	40	—	40
Equity loss in affiliates	(73)	—	73	—

Total revenues	1,365	2,739	73	4,177

Expenses:
Interest	9	1,240	—	1,249
Depreciation and amortization	537	805	—	1,342
Property-level operating expenses	—	413	—	413
General, administrative and professional fees	138	148	—	286
Intercompany interest	(55)	206	—	151

Total expenses	629	2,812	—	3,441

Net income (loss)	$736	$(73)	$73	$736

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,891	$5,460	$—	$8,351
Interest and other income	—	80	—	80
Equity loss in affiliates	(43)	—	43	—

Total revenues	2,848	5,540	43	8,431

Expenses:
Interest	17	2,431	—	2,448
Depreciation and amortization	1,069	1,618	—	2,687
Property-level operating expenses	—	836	—	836
General, administrative and professional fees	185	241	—	426
Intercompany interest	(157)	457	—	300

Total expenses	1,114	5,583	—	6,697

Net income (loss)	$1,734	$(43)	$43	$1,734

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,874	$5,406	$—	$8,280
Interest and other income	3	79	—	82
Equity loss in affiliates	(90)	—	90	—

Total revenues	2,787	5,485	90	8,362

Expenses:
Interest	18	2,479	—	2,497
Depreciation and amortization	1,074	1,608	—	2,682
Property-level operating expenses	—	791	—	791
General, administrative and professional fees	233	296	—	529
Intercompany interest	(102)	401	—	299

Total expenses	1,223	5,575	—	6,798

Net income (loss)	$1,564	$(90)	$90	$1,564

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,739	$1,044	$—	$3,783
Net cash used in investing activities	—	(111)	—	(111)
Net cash used in financing activities	(2,739)	(933)	—	(3,672)

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,747	$1,044	$—	$3,791
Net cash used in investing activities	—	(99)	—	(99)
Net cash used in financing activities	(2,747)	(1,281)	—	(4,028)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us,” “our” and “ETOP” and other similar terms in this Quarterly Report on Form 10-Q refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries.

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

General

We are a limited partnership formed under the laws of the State of Delaware. We invest in seniors housing and healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical and other office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. ElderTrust is a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust, whose common stock is publicly traded on the New York Stock Exchange.

As of June 30, 2008, our real estate portfolio consisted of seventeen assets located in three states: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our medical office buildings, we lease these properties to third-party healthcare providers, generally under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of June 30, 2008, approximately 53.4% and 35.1% of our properties, based on gross book value, were operated by Genesis and Benchmark, respectively. Approximately 49.9% and 30.4% of our total rental income for the six months ended June 30, 2008 were derived from leases with Genesis and Benchmark, respectively. Because Genesis and Benchmark lease a substantial portion of our properties and they are the primary sources of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”).

Recent Developments Regarding Dispositions

In April 2008, we received notice from a tenant of its intention to exercise its option to purchase four seniors housing communities from us pursuant to the terms of its lease with us. These seniors housing communities had an aggregate net real estate investment value of $47.2 million and debt of $39.4 million as of June 30, 2008 and provide current annual rent of approximately $5.1 million. While there can be no assurances that the sale will actually occur, if it does occur, it is expected to be completed in the first quarter of 2009. We expect to record a gain on the sale.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On July 15, 2008, Congress passed, over a Presidential veto, the Medicare Improvements for Patients & Providers Act of 2008 (“MIPPA”). Among other things, the MIPPA granted an eighteen-month extension of the Medicare Part B outpatient therapy cap exceptions process which expired on June 30, 2008. The Part B therapy cap exceptions process was created by Congress in the Deficit Reduction Act of 2005 (“DRA”) and became effective starting January 1, 2006. The DRA requires CMS to adjust the caps annually and to implement an exception process for reviewing and paying medically necessary therapy claims in excess of the annual cap. The exception process, which was originally set to expire January 1, 2007, has been extended numerous times by Congress prior to being extended again pursuant to the MIPPA.

On July 31, 2008, the Centers for Medicare & Medicaid Services (“CMS”) put on public display its final rule updating the prospective payment system and consolidated billing for skilled nursing facilities (SNF PPS) for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The final rule, among other things, updates the Medicare payment rate to skilled nursing facilities for the 2009 federal fiscal year by increasing the market basket by 3.4%. The final rule also delays a proposed recalibration of the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. The proposed recalibration was intended to revise the RUG payment rates to more accurately reflect the needs of patients and would have reduced payments to skilled nursing facilities by an estimated 3.3% in federal fiscal year 2009. CMS has indicated it will continue to evaluate the underlying data carefully for possible future adjustments. CMS estimates that, as a result of the market basket increase, payments to skilled nursing facilities will increase by $780 million in fiscal year 2009.

We cannot assure you that future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding significant accounting policies.

Results of Operations

There was no material change in our revenues or expenses for the three or six months ended June 30, 2008 from the comparable periods in 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future. Capital requirements for acquisitions, if any, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or capital contributions by Ventas.

We had restricted cash of $7.6 million as of June 30, 2008. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash also represents amounts held by us as security deposits from our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2008 and 2007.

Net cash used in financing activities was $3.7 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively. The uses consisted of repayment of debt and cash distributions to unit holders.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Book value	$70,605	$71,391
Fair value	68,076	72,952
Fair value reflecting change in interest rates:
-100 BPS	70,643	76,132
+100 BPS	65,863	70,106

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2008, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2009, we will be required to provide an auditor’s attestation report on internal control over financial reporting. Although we believe that our efforts to document, evaluate the design and test the effectiveness of our internal controls will enable our independent auditors to provide the required attestation as described above, there can be no assurance that these efforts will be successfully completed in a timely manner.

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

Date: August 13, 2008

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