Form 10-Q
period 2008-09-30
ElderTrust Operating Limited Partnership
filed 2008-11-14
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

ELDERTRUST OPERATING LIMITED PARTNERSHIP

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Land	$15,601	$15,601
Real estate investments, at cost	140,273	140,150
Less-accumulated depreciation	(24,887)	(20,854)

Net real estate investments	130,987	134,897
Restricted cash	8,505	7,536
Accounts receivable, net of allowance of $4 and $4, respectively	2,242	2,095
Investment in affiliates	9,039	9,039
Other assets	386	153

Total assets	$151,159	$153,720

Liabilities and Partners’ Capital

Liabilities:
Debt	$63,094	$64,291
Note payable to affiliate	7,500	7,500
Accrued interest	703	416
Security deposits and escrows	3,107	2,662
Accounts payable and other accrued liabilities	190	521

Total liabilities	74,594	75,390
Commitments and contingencies
Partners’ capital	76,565	78,330

Total liabilities and partners’ capital	$151,159	$153,720

See notes to consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$4,204	$4,167	$12,555	$12,447
Interest and other income	25	193	105	275

Total revenues	4,229	4,360	12,660	12,722
Expenses:
Interest	1,220	1,249	3,668	3,746
Depreciation and amortization	1,353	1,411	4,040	4,093
Property-level operating expenses	346	380	1,182	1,171
General, administrative and professional fees	217	287	643	816
Intercompany interest	151	151	451	450

Total expenses	3,287	3,478	9,984	10,276

Net income	$942	$882	$2,676	$2,446

Net income allocated to Class A general partner	$1	$1	$3	$3
Net income allocated to Class A limited partners	937	861	2,662	2,384
Net income allocated to Class C limited partner	4	3	10	9
Net income allocated to Class D limited partners	—	17	—	50

Net income per Class A general partnership unit	$0.12	$0.11	$0.33	$0.30
Net income per Class A limited partnership unit	0.12	0.11	0.33	0.30
Net income per Class C limited partnership unit	0.12	0.11	0.33	0.30
Net income per Class D limited partnership unit	—	0.05	—	0.14

Weighted average number of Class A general partnership units outstanding	8	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	345	345	345

See notes to consolidated financial statements.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,676	$2,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,040	4,093
Straight-lining of rental income	(111)	(237)
Other	—	(1)
Changes in operating assets and liabilities:
Increase in restricted cash	(969)	(333)
Increase in accounts receivable and other assets	(276)	(550)
Increase in security deposits and escrows	445	5,421
(Decrease) increase in accounts payable and other accrued liabilities	(44)	306

Net cash provided by operating activities	5,761	11,145
Cash flows from investing activities:
Capital expenditures	(123)	(127)

Cash used in investing activities	(123)	(127)
Cash flows from financing activities:
Repayment of debt	(1,197)	(1,119)
Cash distributions to unit holders	(4,441)	(10,235)

Cash used in financing activities	(5,638)	(11,354)

Net decrease in cash and cash equivalents	—	(336)
Cash and cash equivalents at beginning of period	—	336

Cash and cash equivalents at end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

ElderTrust Operating Limited Partnership (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us,” “our” or “ETOP”) is a limited partnership formed under the laws of the State of Delaware on July 30, 1997. We invest in seniors housing and other healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. ElderTrust is a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust whose common stock is publicly traded on the New York Stock Exchange.

As of September 30, 2008, our real estate portfolio consisted of seventeen assets located in three states: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our medical office buildings, we generally lease these properties pursuant to “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of our general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. The Consolidated Balance Sheet as of December 31, 2007 has been derived from our audited consolidated financial statements for the year ended December 31, 2007. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2008, approximately 53.4% and 35.1% of our real estate properties, based on gross book value, were leased to or managed by FC-GEN Acquisition, Inc., parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, LLC (“Benchmark”), respectively. Approximately 49.9% and 30.4% of our total rental revenue for the nine months ended September 30, 2008 were derived from leases with Genesis and Benchmark, respectively.

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

NOTE 4—DISPOSITIONS

In April 2008, we received notice from a tenant of its intention to exercise its option to purchase four seniors housing communities from us pursuant to the terms of its lease with us. These seniors housing communities had an aggregate net real estate investment value of $46.8 million and debt of $39.1 million as of September 30, 2008 and provide current annual rent of approximately $5.1 million. While there can be no assurances that the sale will actually occur, if it does occur, it is expected to be completed in the first quarter of 2009. We expect to record a gain on the sale.

The operations for these assets have not been reported as discontinued operations for the three- or nine-month periods ended September 30, 2008 and 2007 because they do not yet meet all of the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTE 5—RELATED PARTY TRANSACTIONS

In accordance with our Second Amended and Restated Agreement of Limited Partnership, as amended, Ventas uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our rental income in relation to the consolidated rental income of Ventas. We also incur other direct expenses, which are expensed at the time incurred. Approximately 99.6% and 94.1% of our consolidated general, administrative and professional fees for the nine months ended September 30, 2008 and 2007, respectively, related to this allocation.

NOTE 6—NOTE PAYABLE TO AFFILIATE

In April 2004, we entered into a promissory note in the amount of $7.5 million with Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, we pay interest quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of September 30, 2008, the note had an outstanding balance of $7.5 million. Accrued interest related to this note was approximately $300,000 as of September 30, 2008.

NOTE 7—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to the outstanding senior notes of Ventas Realty and Ventas Capital Corporation, a wholly owned subsidiary of Ventas Realty. In addition, we and the ETOP Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis with certain of Ventas’s direct and indirect wholly owned subsidiaries, the obligation to pay principal and interest with respect to Ventas’s outstanding convertible senior notes. The aggregate principal amount of senior notes and convertible senior notes outstanding as of September 30, 2008 was $1.5 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the senior notes or the convertible senior notes and, therefore, are not directly obligated with respect to the notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$50,319	$80,668	$—	$130,987
Restricted cash	—	8,505	—	8,505
Investment in and advances to affiliates	9,039	—	—	9,039
Other	931	1,697	—	2,628

Total assets	$60,289	$90,870	$—	$151,159

Liabilities and Partners’ Capital
Liabilities:
Debt	$389	$62,705	$—	$63,094
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	305	398	—	703
Accounts payable and other accrued liabilities	62	3,235	—	3,297

Total liabilities	8,256	66,338	—	74,594
Partners’ capital	52,033	24,532	—	76,565

Total liabilities and partners’ capital	$60,289	$90,870	$—	$151,159

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$—	$134,897
Restricted cash	—	7,536	—	7,536
Investment in and advances to affiliates	9,039	—	—	9,039
Other	714	1,534	—	2,248

Total assets	$61,676	$92,044	$—	$153,720

Liabilities and Partners’ Capital
Liabilities:
Debt	$400	$63,891	$—	$64,291
Note payable to affiliate	7,500	—	—	7,500
Accrued interest	3	413	—	416
Accounts payable and other accrued liabilities	112	3,071	—	3,183

Total liabilities	8,015	67,375	—	75,390
Partners’ capital	53,661	24,669	—	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$—	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,459	$2,745	$—	$4,204
Interest and other income	—	25	—	25
Equity earnings in affiliates	31	—	(31)	—

Total revenues	1,490	2,770	(31)	4,229
Expenses:
Interest	8	1,212	—	1,220
Depreciation and amortization	542	811	—	1,353
Property-level operating expenses	—	346	—	346
General, administrative and professional fees	93	124	—	217
Intercompany interest	(95)	246	—	151

Total expenses	548	2,739	—	3,287

Net income	$942	$31	$(31)	$942

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,419	$2,748	$—	$4,167
Interest and other income	5	188	—	193
Equity earnings in affiliates	194	—	(194)	—

Total revenues	1,618	2,936	(194)	4,360
Expenses:
Interest	—	1,249	—	1,249
Depreciation and amortization	531	880	—	1,411
Property-level operating expenses	89	291	—	380
General, administrative and professional fees	178	109	—	287
Intercompany interest	(62)	213	—	151

Total expenses	736	2,742	—	3,478

Net income	$882	$194	$(194)	$882

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,350	$8,205	$—	$12,555
Interest and other income	—	105	—	105
Equity loss in affiliates	(12)	—	12	—

Total revenues	4,338	8,310	12	12,660
Expenses:
Interest	25	3,643	—	3,668
Depreciation and amortization	1,611	2,429	—	4,040
Property-level operating expenses	—	1,182	—	1,182
General, administrative and professional fees	278	365	—	643
Intercompany interest	(252)	703	—	451

Total expenses	1,662	8,322	—	9,984

Net income (loss)	$2,676	$(12)	$12	$2,676

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$4,293	$8,154	$—	$12,447
Interest and other income	8	267	—	275
Equity earnings in affiliates	104	—	(104)	—

Total revenues	4,405	8,421	(104)	12,722
Expenses:
Interest	18	3,728	—	3,746
Depreciation and amortization	1,605	2,488	—	4,093
Property-level operating expenses	89	1,082	—	1,171
General, administrative and professional fees	411	405	—	816
Intercompany interest	(164)	614	—	450

Total expenses	1,959	8,317	—	10,276

Net income	$2,446	$104	$(104)	$2,446

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$4,315	$1,446	$—	$5,761
Net cash used in investing activities	—	(123)	—	(123)
Net cash used in financing activities	(4,315)	(1,323)	—	(5,638)

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,838	$(1,693)	$—	$11,145
Net cash used in investing activities	—	(127)	—	(127)
Net cash (used in) provided by financing activities	(12,838)	1,484	—	(11,354)

Net decrease in cash and cash equivalents	—	(336)	—	(336)
Cash and cash equivalents at beginning of period	—	336	—	336

Cash and cash equivalents at end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a limited partnership formed under the laws of the State of Delaware. We invest in seniors housing and healthcare-related properties, primarily assisted and independent living communities, skilled nursing facilities and medical office buildings. ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. ElderTrust is a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust, whose common stock is publicly traded on the New York Stock Exchange.

As of September 30, 2008, our real estate portfolio consisted of seventeen assets located in three states: nine seniors housing communities, five skilled nursing facilities, two medical office buildings and a financial office building. With the exception of our medical office buildings, we generally lease these properties pursuant to “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of September 30, 2008, approximately 53.4% and 35.1% of our properties, based on gross book value, were operated by Genesis and Benchmark, respectively. Approximately 49.9% and 30.4% of our total rental income for the nine months ended September 30, 2008 were derived from leases with Genesis and Benchmark, respectively. Because Genesis and Benchmark lease a substantial portion of our properties and they are the primary sources of our total revenues, their financial condition and ability and willingness to satisfy their obligations under their respective leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis or Benchmark will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”).

Recent Developments Regarding Dispositions

In April 2008, we received notice from a tenant of its intention to exercise its option to purchase four seniors housing communities from us pursuant to the terms of its lease with us. These seniors housing communities had an aggregate net real estate investment value of $46.8 million and debt of $39.1 million as of September 30, 2008 and provide current annual rent of approximately $5.1 million. While there can be no assurances that the sale will actually occur, if it does occur, it is expected to be completed in the first quarter of 2009. We expect to record a gain on the sale.

Recent Developments Regarding Government Regulation

Medicare Reimbursement; Skilled Nursing Facilities

On July 15, 2008, Congress passed, over a Presidential veto, the Medicare Improvements for Patients & Providers Act of 2008 (“MIPPA”). Among other things, the MIPPA granted an eighteen-month extension of the Medicare Part B outpatient therapy cap exceptions process which expired on June 30, 2008. The Part B therapy cap exceptions process was created by Congress in the Deficit Reduction Act of 2005 (“DRA”) and became effective starting January 1, 2006. The DRA requires the Centers for Medicare & Medicaid Services (“CMS”) to adjust the caps annually and to implement an exception process for reviewing and paying medically necessary therapy claims in excess of the annual cap. The exception process, which was originally set to expire January 1, 2007, has been extended numerous times by Congress prior to being extended again pursuant to the MIPPA.

On August 8, 2008, CMS published its final rule updating the prospective payment system and consolidated billing for skilled nursing facilities (SNF PPS) for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The final rule, among other things, updates the Medicare payment rate to skilled nursing facilities for the 2009 federal fiscal year by increasing the market basket by 3.4%. The final rule also delays a proposed recalibration of the case-mix indices for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities. The proposed recalibration was intended to revise the RUG payment rates to more accurately reflect the needs of patients and would have reduced payments to skilled nursing facilities by an estimated 3.3% in federal fiscal year 2009. CMS has indicated it will continue to evaluate the underlying data carefully for possible future adjustments. CMS estimates that, as a result of the market basket increase, payments to skilled nursing facilities will increase by $780 million in fiscal year 2009.

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

Results of Operations

There was no material change in our revenues or expenses for the three months ended September 30, 2008 from the comparable period in 2007. For the nine months ended September 30, 2008, interest and other income decreased $0.2 million, or 62%, over the same period in 2007 due to a one-time change in control fee received from a tenant during the third quarter of 2007. Additionally, general, administrative and professional fees decreased $0.2 million, or 21%, during the first nine months of 2008 over 2007 due to lower corporate expense allocations from Ventas as a result of its overall growth.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations and distributions to unit holders for the foreseeable future. Capital requirements for acquisitions, if any, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or capital contributions by Ventas.

We had restricted cash of $8.5 million as of September 30, 2008. We do not hold cash operating balances or short-term cash investments. Thus, all net operating cash is distributed to Ventas. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash also represents amounts held by us as security deposits from our tenants and cash restricted due to certain mortgage financing requirements on some of our properties.

Net cash provided by operating activities was $5.8 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease is due to a $5.7 million security deposit we received in the third quarter of 2007, which was not required to be held in a separate restricted account.

Net cash used in financing activities was $5.6 million and $11.4 million for the nine months ended September 30, 2008 and 2007, respectively. The uses consisted of repayment of debt and cash distributions to unit holders. The decrease is due to the security deposit we received in the third quarter of 2007, which resulted in higher cash distributions to our unit holders.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. We generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value are not expected to have a significant impact on our fixed rate debt until we are required to refinance such debt.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Book value	$70,205	$71,391
Fair value	67,641	72,952
Fair value reflecting change in interest rates:
-100 BPS	70,053	76,132
+100 BPS	65,474	70,106

The fair market value of our fixed rate debt is based on current interest rates at which we could obtain similar borrowings. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

We may borrow additional money with variable interest rates in the future. In that case, increases in interest rates would increase our interest expense, which could adversely affect our cash flow and our ability to pay our obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2008, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ETOP, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ETOP, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ETOP, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ETOP, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008

ELDERTRUST OPERATING LIMITED PARTNERSHIP

By:	ELDERTRUST, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ETOP, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ETOP, pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ETOP, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ETOP, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	Filed herewith.