Form 10-K
period 2008-12-31
ElderTrust Operating Limited Partnership
filed 2009-03-31
CIK 1174175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Ventas, Inc., directly and indirectly through its wholly owned subsidiary, ElderTrust, owns 99.6% of the partnership interests in the Registrant as of March 27, 2009. The aggregate market value of the partnership interests held by non-affiliates of the Registrant as of June 30, 2008 was approximately $0.4 million, based upon the price of $12.50 per Class C limited partnership unit at which Ventas, Inc. purchased its limited partnership interests on February 5, 2004. The partnership interests held by non-affiliates of the Registrant consist of 31,455 Class C limited partnership units as of March 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ventas, Inc.’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “ETOP,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to ElderTrust Operating Limited Partnership and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’ or operators’ expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, dispositions, expected lease income, plans and objectives of management for future operations and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual and future results and trends may differ materially depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). These factors include without limitation:

—

The ability and willingness of our operators and tenants, including FC-GEN Acquisition Holdings, LLC, parent company of Genesis HealthCare Corporation (“Genesis”), to meet and/or perform their obligations under their respective contractual arrangements with us;

—

The ability of our operators and tenants to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

—	The nature and extent of future competition;

—	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

—	Increases in our cost of borrowing as a result of changes in interest rates and other factors;

—	The ability of our operators and tenants to deliver high quality services and to attract residents and patients;

—	The results of litigation affecting us;

—	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete;

—	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

—

The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;

—	Our ability and the ability of our operators and tenants to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;

—

The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our operators and tenants and the ability of our operators and tenants to accurately estimate the magnitude of those claims; and

i

—	The impact of any financial, accounting, legal or regulatory issues that may affect our major operators and tenants.

Many of these factors, some of which are described in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

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

ii

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a limited partnership organized under the laws of the State of Delaware. We invest in seniors housing and other healthcare properties, primarily assisted and independent living communities, skilled nursing facilities and medical office buildings (“MOBs”). ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. ElderTrust is a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust (“REIT”), whose common stock is publicly traded on the New York Stock Exchange.

As of December 31, 2008, our real estate portfolio consisted of seventeen assets: nine seniors housing communities, five skilled nursing facilities, two MOBs and a financial office building. These properties are located in three states and had an aggregate carrying value of $129.8 million (including assets held for sale) as of December 31, 2008. With the exception of our office buildings, we generally lease these properties pursuant to “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Based on the gross book value of our real estate investments (including assets held for sale), skilled nursing facilities and seniors housing communities comprised approximately 34.6% and 53.8%, respectively, of our real estate portfolio at December 31, 2008.

We operate through one reportable segment: investment in real estate. Our primary business consists of financing and owning seniors housing and healthcare properties and leasing those properties to third parties. With the exception of our office buildings for which we engage third-party managers, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in our Consolidated Statements of Income relates to our investment in real estate. See our Consolidated Financial Statements and the related notes, including “Note 2—Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Portfolio of Properties

The following table provides an overview of our portfolio of properties (including assets held for sale) as of and for the year ended December 31, 2008:

Portfolio by Type	# of Properties	# of Beds/Units	Rental Income	Percent of Total Revenues	Real Estate Investments, at Cost	Percent of Real Estate Investments	Real Estate Investment Per Bed/Unit	Number of States (1)
	(Dollars in thousands)

Seniors housing communities	9	879	$7,739	46.1%	$84,015	53.8%	$95.6	2
Skilled nursing facilities	5	781	5,719	34.1	53,924	34.6	69.0	2
Other properties	3	nm	3,315	19.8	18,117	11.6	nm	2

Total	17		$16,773	100.0%	$156,056	100.0%		3

(1)	As of December 31, 2008, we owned seniors housing and healthcare properties located in three states operated by two different operators.

nm -        Not meaningful.

Seniors Housing and Healthcare Properties

Seniors Housing Communities. Our seniors housing communities include independent and assisted living communities, and communities providing care for individuals with Alzheimer’s and other forms of dementia or memory loss. These communities offer residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, all of which encourage the residents to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities.

Skilled Nursing Facilities. Our skilled nursing facilities typically provide nursing care services to the elderly and rehabilitation and restoration services, including physical, occupational and speech therapies, and other medical treatment for patients and residents who do not require the high technology, care-intensive setting of an acute care or rehabilitation hospital.

Other Properties. Our other properties consist of MOBs, which offer office space primarily to physicians and other healthcare businesses, and one financial office building. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices), and, while they are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple physicians’ offices and examination rooms that may have sinks in every room, brighter lights and specialized medical equipment.

Geographic Diversification

All of our properties are located in the United States. The following table shows our rental income derived by geographic location for the year ended December 31, 2008:

	Rental Income	Percent of Total Revenues
	(Dollars in thousands)
State
Pennsylvania	$9,663	57.6%
Massachusetts	5,607	33.4
New Jersey	1,503	9.0

Total	$16,773	100.0	% (1)

(1)	Revenues from properties held for sale as of December 31, 2008 are included in this presentation.

Significant Tenants

As of December 31, 2008, approximately 53.3% and 35.1% of our properties, based on the gross book value of real estate investments (including assets held for sale), were operated by Genesis and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively, and for the year then ended, Genesis and Benchmark accounted for approximately 49.9% and 30.3%, respectively, of our total rental income (including amounts in discontinued operations).

In January 2009, we sold our four seniors housing communities operated by Benchmark to Benchmark for an aggregate sale price of $58.7 million. We intend to disburse these proceeds to our general partner, who will use them to repay indebtedness and for working capital and general corporate purposes. Rental income for the year ended December 31, 2008 from the properties sold was $5.1 million. Operations from these assets were reclassified into discontinued operations for all periods presented.

We currently have ten separate single facility leases with Genesis, providing for aggregate, annual cash rent of approximately $8.3 million, subject to escalation as provided therein. Each of our leases with Genesis is a “triple-net” lease, pursuant to which the tenant is required to pay all insurance, taxes, utilities, maintenance and repairs related to the property. All but one of our leases with Genesis have minimum annual rent escalators of 1.5%, and the remaining lease contains a contingent escalator based on the year-over-year change in facility revenue. The expirations of the initial terms of our Genesis leases range from September 2012 to June 2015, and all provide for renewal periods aggregating ten years.

Because Genesis leases a substantial portion of our properties and is the primary source of our total revenues, its financial condition and ability and willingness to satisfy its obligations under its leases with us have a significant impact on our financial results and our ability to service our indebtedness and to make distributions to our partners. We cannot assure you that Genesis will have sufficient assets, income and access to financing to enable it to satisfy these obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity. See “Risk Factors—We depend on Genesis for a significant portion of our revenues and operating income; Any inability or unwillingness by Genesis to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Competition

We compete for real property investments with healthcare providers, healthcare REITs, healthcare lenders, real estate partnerships, banks, insurance companies, private equity and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. As a result, our ability to compete successfully for real property investments is impacted by numerous factors, including the availability of suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us.

Revenues from our properties are dependent on the ability of our operators to compete with other seniors housing and healthcare operators. These operators compete on a local and regional basis for residents and patients at our properties on a number of different levels. Their ability to successfully attract and retain residents and patients depends upon several factors, including the scope and quality of services provided, the ability to attract and retain qualified personnel, the operational reputation of the operator, physician referral patterns, physical appearance of the properties, other competitive systems of healthcare delivery within the community, population and demographics, and the financial condition of the operator. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our operators to compete successfully for patients at the properties. See “Risk Factors—Our tenants and operators may be adversely affected by increasing healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Employees

We have no employees. We are managed indirectly by Ventas, and therefore, Ventas’s employees act as our employees.

Insurance

We maintain and/or require in our existing leases that our tenants and operators maintain all applicable lines of insurance on the leased properties and their operations. We believe that our tenants and operators are in substantial compliance with the insurance requirements contained in their respective leases with us. However, we cannot assure you that our tenants and operators will maintain such insurance, and any failure by them to do so could have a material adverse effect on our business, financial condition, results of operation and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our partners (a “Material Adverse Effect”).

We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants and operators are customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of insurance coverage. In addition, we cannot give any assurances as to the future financial viability of our insurers or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance is limited and the premiums for such insurance coverage remain very high. As a result, the tenants and operators of our properties could incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations, and which, in turn, could affect adversely their ability to make rental payments under, or otherwise comply with the terms of, their leases with us. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with self-insurance programs that provide less insurance coverage. Therefore, we cannot assure you that our tenants and operators will continue to carry the insurance coverage required under the terms of their leases with us or that we will continue to require the same levels of insurance under those leases.

Additional Information

Ventas maintains a website at www.ventasreit.com. The information on Ventas’s website is not incorporated by reference in this Annual Report on Form 10-K, and the web address is included as an inactive textual reference only.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

Overview

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. These laws vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies which believe there should be more federal regulation of these properties, thus far, Congress has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more are expected to do the same in the future.

In contrast, skilled nursing facilities, hospitals and other healthcare facilities are subject to extensive and extremely complex federal, state and local laws and regulations relating to, among other things, licensure, conduct of operations, ownership and addition of facilities, provision of services, rate setting and billing, reimbursement, and confidentiality and security of health-related information. These laws authorize periodic inspections and investigations and identification of deficiencies that, if not corrected, can result in sanctions such as suspension or loss of licensure to operate and loss of rights to participate in government-funded healthcare programs. Regulatory agencies have substantial powers to affect the actions of the operators of these properties if they believe that there is an imminent threat to patient welfare, and, in some states, these powers can include assumption of interim control over facilities through receiverships.

While different properties within our portfolio may be more likely subject to certain types of regulation, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to make rental payments under, or otherwise comply with the terms of, their leases with us. In addition, efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) are expected to intensify and continue. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could also have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

Licensure and Certification

Participation in the Medicare and Medicaid programs generally requires the operators of our skilled nursing facilities to be licensed on an annual or bi-annual basis and certified annually through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect a skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services (“HHS”) relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely impact the operator’s ability to make rental payments under its leases with us.

Fraud and Abuse

Various federal and state laws and regulations prohibit a wide variety of fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals for work in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include:

—

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

—

The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) or Medicaid have ownership interests or certain other financial arrangements.

—	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

—	The Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent acts.

—

The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as minimum staffing levels, criminal background checks, and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to significant growth in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government.

These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state anti-fraud and abuse laws and regulations by an operator of our properties could have a material adverse effect on the operators’ liquidity, financial condition or results of operations, which could affect adversely its ability to make rental payments under, or otherwise comply with the terms of, its leases with us.

Healthcare Reform

Healthcare is one of the largest industries in the United States and continues to attract a great deal of legislative interest and public attention. In an effort to reduce federal spending on healthcare, the federal government enacted the Balanced Budget Act of 1997 (“BBA”), which fundamentally altered payment methodologies for the Medicare and Medicaid programs, resulting in substantial, and in some cases drastic, Medicare reimbursement reductions for healthcare providers. For certain healthcare providers, including skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states greater flexibility in administering their Medicaid programs, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

To lessen the negative financial impact from implementation of the BBA, the federal government subsequently passed the following key statutes and regulations:

—	The Balanced Budget Refinement Act of 1999 (“BBRA”);

—	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

—	The one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%, instituted by the Centers for Medicare & Medicaid Services (“CMS”), which began on October 1, 2003;

—	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

—	The Deficit Reduction Act of 2005 (Pub. L No. 109-171) (“DRA”); and

—	The Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432).

The Medicare and Medicaid programs, including payment levels and methods, continue to evolve and are less predictable following the enactment of the BBA, notwithstanding these reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make rental payments to, or otherwise comply with the terms of, their leases with us and which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Skilled Nursing Facilities

The BBA mandated the creation of a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. SNF PPS payments are made on a per diem basis for each resident and are generally intended to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs.

In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the BBRA in 1999. The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% starting April 1, 2000 until case mix refinements were implemented by CMS, as explained below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. That moratorium was subsequently extended until December 31, 2005 pursuant to the Medicare Modernization Act, and on January 1, 2006, the therapy limitations went into effect until the DRA was enacted. The DRA, signed into law on February 8, 2006, retroactively established an exception process for the payment of all claims above the therapy limits when such services are deemed medically necessary. The DRA process for obtaining relief from the therapy caps was extended through December 31, 2007 by the Tax Relief and Health Care Act of 2006 and further extended through June 30, 2008 by Section 105 of the Medicare, Medicaid and SCHIP Extension Act of 2007. On July 15, 2008, Congress passed the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275), which, among other things, granted an eighteen-month extension of the Medicare Part B outpatient therapy cap exceptions process that had expired on June 30, 2008.

Pursuant to its final rule updating SNF PPS for the 2006 federal fiscal year (October 1, 2005 through September 30, 2006), CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

Under its final rule updating the categorization system for the long-term acute care hospital prospective payment system (“LTC-DRGs”) for the 2007 federal fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimated that this change in treatment of bad debt would result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also included various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.

On August 8, 2008, CMS published its final rule updating SNF PPS payment rates for the 2009 federal fiscal year (October 1, 2008 through September 30, 2009). The final rule, among other things, updates the Medicare payment rate to skilled nursing facilities for the 2009 federal fiscal year by increasing the market basket by 3.4%. The final rule also delays a proposed recalibration of the case-mix indices for the RUGs used to determine the daily payment for beneficiaries in skilled nursing facilities. The proposed recalibration was intended to revise the RUG payment rates to more accurately reflect the needs of patients and would have reduced payments to skilled nursing facilities by an estimated 3.3% in federal fiscal year 2009. CMS has indicated it will continue to evaluate the underlying data carefully for possible future adjustments. CMS estimates that, as a result of the market basket increase, payments to skilled nursing facilities will increase by $780 million in fiscal year 2009.

The Medicare Payment Advisory Commission, an independent agency established by the BBA to advise Congress on issues affecting the Medicare program, has recommended stable Medicare rates for skilled nursing facilities for fiscal year 2010. We cannot assure you that future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our skilled nursing facilities. Although the federal government and the states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. For the last several years, many states have announced actual or potential budget shortfalls. As a result of these shortfalls, many states are attempting to slow the rate of growth in Medicaid expenditures by implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities, or by restricting eligibility and benefits.

In the DRA, Congress made changes to the Medicaid program that are estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 federal fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators. In addition, as part of the Tax Relief and Health Care Act of 2006, Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it was anticipated that this reduction should have a negligible effect, affecting only those states with taxes in excess of 5.5%. We have not yet ascertained the impact of this reduction on our skilled nursing facility operators.

Reimbursement methodologies continue to evolve. At this time, we cannot predict whether significant Medicaid rate freezes or cuts or other program changes will be adopted and if so, by how many states or whether the U.S. government will revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states, or the impact of such actions on our operators. We also cannot assure you that payments under Medicaid are currently, or will be in the future, sufficient to fully reimburse our operators for their cost of providing skilled nursing services. Severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators, which, in turn, could have a Material Adverse Effect on us.

Recent Developments

On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the “Recovery Act”). The Recovery Act appropriates additional funds for health care improvement, expansion, and research. The Recovery Act, for example, temporarily increases federal payments to state Medicaid programs by $86.6 billion by, among other things, increasing the federal share of Medicaid payments to the states by 6.2% across the board, with additional funds available depending on a State’s rate. The Recovery Act requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements. The additional federal payments to state Medicaid programs under the Recovery Act may have a positive impact on our skilled nursing facility operators, although the precise impact and when it will occur, and whether it will in fact be positive, cannot be ascertained at this time.

The President’s Budget, released on February 26, 2009, proposed certain adjustments to Medicaid, Medicare and Medicare Advantage Plans, which may or may not affect the operating income of the operators of our healthcare properties. The impact of these adjustments, if any, has not been determined.

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

If the operators of certain of our properties are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, patients may choose alternate facilities, which could cause operating revenues to decline. In the event the financial condition or operating revenues of these operators are adversely affected, the operators’ ability to make rental payments to us could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

Environmental Regulation

As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes. In certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been a release or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

We are generally indemnified by the current operators of our properties for contamination caused by those operators. Under our leases with Genesis, Genesis has agreed to indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the lease commencement date for the applicable leased property and from any condition permitted to deteriorate on or after such date, except in limited circumstances where the condition arises from our acts or omissions. We cannot assure you that Genesis or another operator will have the financial capability or the willingness to satisfy any such environmental claims, and in the event Genesis or another operator is unable or unwilling to do so, we may be required to satisfy the claims. See “We depend on Genesis for a significant portion of our revenues and operating income; Any inability or unwillingness by Genesis to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

We may also be liable for environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the lease commencement date for the applicable leased property or resulting from our acts or omissions.

We did not make any material capital expenditures in connection with these environmental, health, and safety laws, ordinances and regulations in 2008 and do not expect that we will have to make any such material capital expenditures during 2009.

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

We depend on Genesis for a significant portion of our revenues and operating income; Any inability or unwillingness by Genesis to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us.

We lease a substantial portion of our properties to Genesis, and Genesis is the primary source of our total revenues and operating income. Since our leases with Genesis are triple-net leases, we depend on Genesis not only for rental income, but also to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Genesis will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations under its agreements with us. In addition, any failure by Genesis to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties. Any inability or unwillingness by Genesis to satisfy its obligations under its agreements with us or to effectively conduct its operations could have a Material Adverse Effect on us.

We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace Genesis or any of our other tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets.

We cannot predict whether our tenants will renew existing leases upon the expiration of the terms thereof. If our leases with Genesis or any of our other leases are not renewed, we would be required to reposition those properties with another tenant or operator. In certain circumstances, we could also exercise our right to replace any tenant or operator upon a default under the terms of the applicable lease. If we exercise our right to replace a tenant upon a default under a lease, during any period that we are attempting to locate a suitable replacement tenant or operator, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that we would be successful in identifying suitable replacements or entering into leases with new tenants or operators on terms as favorable to us as our current leases, if at all. In this event, we may be required to fund certain expenses and obligations (e.g. real estate taxes, debt costs and maintenance expenses) to preserve the value and avoid the imposition of liens on properties while they are being repositioned.

Our ability to reposition our properties with another suitable tenant or operator could be significantly delayed or limited by various state licensing, receivership or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. These delays, limitations and expenses could materially delay or impact our ability to reposition our properties, collect rent, obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

The severe weakening economy could adversely impact the results of operations of our tenants and operators, which could impair their ability to meet their obligations to us.

The United States is experiencing a recession which is nearing the longest duration since the Great Depression. Continued concerns about the uncertainty over whether our economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could have an adverse impact on the ability of our tenants and operators to maintain occupancy rates in our properties, which could harm their financial condition. If these economic conditions continue, our tenants and operators may be unable to meet their rental payments and other obligations due to us, which could have a Material Adverse Effect on us.

Our counterparties may not be able to satisfy their obligations to us due to the continued turmoil and uncertainty in the capital markets.

As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or become dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants and operators to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as letter of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, experiences difficulty in accessing capital or other sources of funds or fails to remain a viable entity, it could have a Material Adverse Effect on us.

Our investments are concentrated in seniors housing and healthcare real estate, making us more vulnerable economically that if our investments were diversified.

We invest primarily in real estate – in particular, seniors housing and healthcare properties. This concentration exposes us to all of the risks inherent in investments in real estate to a greater degree than if our portfolio was diversified, and these risks are magnified by the fact that our real estate investments are limited to properties used in the seniors housing or healthcare industries. If the current downturn in the real estate industry continues or intensifies, it could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. A downturn in the healthcare or seniors housing industries could negatively impact our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Because real estate investments are relatively illiquid, our ability to quickly sell or exchange any of our properties in response to changes in economic or other conditions will be limited. We cannot give any assurances that we will recognize full value for any property that we are required to sell for liquidity reasons. This inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which consequences may not have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our tenants and operators. Our ability to invest in non-seniors housing or non-healthcare properties is restricted by the terms of our affiliate’s revolving credit facilities, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare.

Our tenants and operators may be adversely affected by increasing healthcare regulation and enforcement.

Over the last several years, the regulatory environment surrounding the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Genesis. The extensive federal, state and local laws and regulations affecting the healthcare industry include, but are not limited to, laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Federal and state governments have intensified enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K.

If our tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and operators and the results of operations of our properties operated by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us. We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations, and any changes in the regulatory framework could have a material adverse effect on Genesis and our other operators, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of their revenues. There continue to be various federal and state legislative and regulatory proposals to implement cost-containment measures that limit payments to healthcare providers. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by our tenants which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could adversely affect their ability to make rental payments under, and otherwise comply with, their leases with us.

Significant legal actions could subject our tenants and operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operations.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, our tenants and operators have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees. Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, the insurance coverage of our tenants and operators might not cover all claims against them or continue to be available to them at a reasonable cost. If our tenants and operators are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

Our tenants and operators that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies which rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and we cannot assure you that our tenants’ and operators’ reserves for future claims will be adequate to cover the actual cost of such claims. If the actual cost of claims is significantly higher than the reserves, our tenants’ and operators’ liquidity, financial condition and results of operation and the results of operations at our properties could be materially adversely affected, which could have a Material Adverse Effect on us.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of December 31, 2008, we owned nine seniors housing communities, five skilled nursing facilities and three other properties in three states, and we had mortgage loan obligations outstanding in the aggregate principal amount of $62.3 million, secured by certain of these properties.

The following table sets forth select information regarding the properties we owned as of December 31, 2008 for each state in which we own property:

	Seniors Housing Communities		Skilled Nursing Facilities		Other Properties
	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Properties
State
Massachusetts	5	515	-	-	-
New Jersey	-	-	1	153	1
Pennsylvania	4	364	4	628	2

Total	9	879	5	781	3

ITEM 3.  Legal Proceedings

We are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our partnership interests. As of March 27, 2009, there were 8,425,163 limited and general partnership units (consisting of 7,873 Class A general partnership units, 8,040,688 Class A limited partnership units, 31,455 Class C limited partnership units and 345,147 Class D limited partnership units) outstanding held by three partners of record. Ventas, directly and indirectly through ElderTrust (our sole general partner), holds all of the Class A general and limited partnership units and all of the Class D limited partnership units, representing 99.6% of the outstanding partnership interests, as of March 27, 2009.

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

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as acquisitions, divestitures, changes in accounting policies and other items impact the comparability of the financial data. The purchase method of accounting was used to record our assets acquired and liabilities assumed by ElderTrust on February 5, 2004, the date on which Ventas acquired ElderTrust. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the following selected financial data is not comparable in all respects since the financial data for the year ended December 31, 2004 includes data from our predecessor (the “ETOP Predecessor”) for the period from January 1, 2004 through February 4, 2004.

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004 (1)
	(In thousands, except per unit amounts)
Operating Data
Rental income	$11,688	$11,531	$11,422	$11,265	$11,747
General, administrative and professional fees	848	1,052	993	1,451	1,487
Interest expense	2,059	2,110	2,156	2,095	2,708
Income before discontinued operations	2,914	2,666	2,598	2,175	2,148
Discontinued operations	687	657	561	5,799	734
Net income	3,601	3,323	3,159	7,974	2,882

Per Share Data
Income before discontinued operations allocated to:
Class A general partner	$3	$3	$2	$2	$2
Class A limited partners	2,900	2,588	2,472	2,041	2,138
Class C limited partner	11	10	10	8	8
Class D limited partners	-	65	114	124	-
Net income allocated to:
Class A general partner	$4	$4	$3	$8	$3
Class A limited partners	3,583	3,242	3,030	7,812	2,868
Class C limited partner	14	12	12	30	11
Class D limited partners	-	65	114	124	-
Net income per unit:
Class A general partnership unit	$0.45	$0.40	$0.38	$1.00	$0.38
Class A limited partnership unit	0.45	0.40	0.38	0.97	0.36
Class C limited partnership unit	0.45	0.40	0.38	0.97	0.35
Class D limited partnership unit	-	0.19	0.33	0.36	-

Other Data
Net cash provided by operating activities	$7,444	$7,496	$7,381	$8,062	$8,448
Net cash (used in) provided by investing activities	(305)	(135)	(261)	9,864	2,723
Net cash used in financing activities	(7,139)	(7,697)	(7,223)	(18,697)	(35,630)
Weighted average units outstanding:
Class A general partnership units	8	8	8	8	8
Class A limited partnership units	8,041	8,041	8,041	8,041	8,041
Class C limited partnership units	31	31	31	31	31
Class D limited partnership units	345	345	345	101	-
Cash distributions per unit:
Class A general partnership units	$6	$6	$6	$8	$38
Class A limited partnership units	5,098	6,064	5,680	8,009	38,151
Class C limited partnership units	33	31	22	23	21
Class D limited partnership units	-	65	114	124	-

Balance Sheet Data
Real estate investments and land, at cost	$101,335	$155,751	$155,616	$155,355	$160,769
Assets held for sale	46,345	-	-	-	-
Total assets	150,263	153,720	158,217	162,161	164,548
Debt and other obligations	30,945	71,791	73,299	74,700	85,535
Liabilities of assets held for sale	38,844	-	-	-	-
Partners’ capital	76,794	78,330	81,173	83,836	74,987

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of ElderTrust Operating Limited Partnership (together with its subsidiaries, except where the context otherwise requires, “ETOP,” “we”, “us”, or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

—	Our critical accounting policies and estimates;

—	Our results of operations for the last three years;

—	Our asset/liability management;

—	Our liquidity and capital resources; and

—	Our contractual obligations.

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

Our method for allocating the purchase price paid to acquire investments in real estate requires us to make subjective assessments for determining fair value of the assets and liabilities acquired or assumed. This includes determining the value of the buildings and improvements, land and improvements, ground leases, tenant improvements, in-place tenant leases, above and/or below market leases, other intangibles embedded in contracts and any debt assumed. Each of these estimates requires significant judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations, as amounts allocated to some assets and liabilities have different depreciation or amortization lives. Additionally, the amortization of value assigned to above and/or below market leases is recorded as a component of revenue, as compared to the amortization of in-place leases and other intangibles, which is included in depreciation and amortization in our Consolidated Statements of Income.

We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over the estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and/or below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

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

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sale price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Recently Adopted Accounting Standards

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Consolidated Financial Statements.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

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

We currently have no financial instruments for which recording of the fair value measurement is required.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the adoption date of SFAS No. 157 for nonfinancial assets and liabilities. We adopted FSP No. 157-2 on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred, that acquired research and development value be capitalized, and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. SFAS No. 141(R) did not have a material impact on our Consolidated Financial Statements at the time of adoption.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 changes the reporting for minority interests, which must now be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income from controlling interests. As the controllings ownership of a subsidiary increases or decreases, SFAS No. 160 requires that any difference between the consideration paid and the adjustment to the noncontrolling interest balance be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. The adoption of SFAS No. 160 did not have a material impact on our Consolidated Financial Statements.

Results of Operations

The tables below show our results of operations for each year and the absolute dollar and percentage changes in those results from year to year.

Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

Revenues:
Rental income	$11,688	$11,531	$157	1.4%
Interest and other income	-	156	(156)	(100.0)

Total revenues	11,688	11,687	1	0.0

Expenses:
Interest	2,059	2,110	(51)	(2.4)
Depreciation and amortization	3,692	3,662	30	0.8
Property-level operating expenses	1,575	1,597	(22)	(1.4)
General, administrative and professional fees	848	1,052	(204)	(19.4)
Interest – affiliate	600	600	-	-

Total expenses	8,774	9,021	(247)	(2.7)

Income before discontinued operations	2,914	2,666	248	9.3
Discontinued operations	687	657	30	4.6

Net income	$3,601	$3,323	$278	8.4%

Revenues

There was no material change in our 2008 rental income from the comparable period in 2007.

Interest and other income decreased $0.2 million in 2008 primarily as a result of a one-time lease assumption fee recognized during 2007.

Expenses

The majority of our general, administrative and professional fees results from the allocation of corporate expenses from Ventas, Inc. (“Ventas”), our ultimate parent entity. This allocation method is based on our total revenues in relation to the consolidated revenues of Ventas. The decrease in this expense during 2008 is attributable primarily to lower allocations from Ventas due to its overall growth. Ventas allocated more of its expenses to its senior living operations segment in 2008 due to a full year of operations versus eight months of operations in 2007.

Discontinued Operations

The increase in discontinued operations relates primarily to annual revenue increases from the four seniors housing assets that we sold in January 2009. See “Note 3—Discontinued Operations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Revenues:
Rental income	$11,531	$11,422	$109	1.0%
Interest and other income	156	10	146	>100

Total revenues	11,687	11,432	255	2.2

Expenses:
Interest	2,110	2,156	(46)	(2.1)
Depreciation and amortization	3,662	3,638	24	0.7
Property-level operating expenses	1,597	1,447	150	10.4
General, administrative and professional fees	1,052	993	59	5.9
Interest – affiliate	600	600	-	-

Total expenses	9,021	8,834	187	2.1

Income before discontinued operations	2,666	2,598	68	2.6
Discontinued operations	657	561	96	17.1

Net income	$3,323	$3,159	$164	5.2%

Revenues

There was no material change in our 2007 rental income from the comparable period in 2006.

Interest and other income increased $0.1 million in 2007 primarily as a result of a one-time lease assumption fee recognized during 2007.

Expenses

Property-level operating expenses increased during 2007 primarily as a result of higher general maintenance and repair items throughout 2007.

The increase in general, administrative and professional fees during 2007 is attributable to higher allocations from Ventas due to its overall growth during 2007, resulting in increased expenses.

Discontinued Operations

The increase in discontinued operations relates primarily to annual revenue increases from the four seniors housing assets that we sold in January 2009. See “Note 3—Discontinued Operations” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Market Risk

Our exposure to market risk for changes in interest rates is limited, as our intercompany note payable and all of our mortgage indebtedness bear interest at fixed rates. We do not utilize interest rate swaps or any other type of derivative financial instruments to mitigate interest rate risk.

While interest rate fluctuations will generally not affect our fixed rate debt obligations unless such instruments mature, or until such time that we would be required to refinance such debt, they will affect the fair value of our fixed rate instruments. If interest rates have risen at the time our fixed rate debt matures, or at such time we would be required to refinance such debt, our profitability could be adversely affected by the additional cost of borrowings. Conversely, lower interest rates at the time our debt matures or at the time of refinancing may lower our overall borrowing costs.

To highlight the sensitivity of our fixed rate debt (including liabilities of assets held for sale) to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(In thousands)

Book value	$69,789	$71,391
Fair value	69,443	72,952
Fair value reflecting change in interest rates:
-100 BPS	72,078	76,132
+100 BPS	67,073	70,106

The fair value of our fixed rate debt is based on current interest rates at which we could obtain similar borrowings. These sensitivity analyses are limited in that they were performed at a particular point in time and are subject to the accuracy of the various assumptions used.

We may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect our cash flow and our ability to pay our obligations.

Credit Risk

As of December 31, 2008, approximately 53.3% and 35.1% of our properties, based on the gross book value of real estate investments (including assets held for sale), were operated by FC-GEN Acquisition Holdings, LLC, parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, L.L.C. (“Benchmark”), respectively. Approximately 49.9% and 30.3% of our total rental income (including amounts in discontinued operations) for the year ended December 31, 2008 were derived from leases with Genesis and Benchmark, respectively.

In January 2009, we sold our four seniors housing communities operated by Benchmark to Benchmark for an aggregate sale price of $58.7 million. We intend to disburse these proceeds to our general partner, who will use them to repay indebtedness and for working capital and general corporate purposes. Rental income for the year ended December 31, 2008 from the properties sold was $5.1 million. Operations from these assets were reclassified into discontinued operations for all periods presented.

Accordingly, the financial condition of Genesis and its ability to meet our rent obligations will largely determine our rental revenues and our ability to make distributions to our partners. In addition, any failure by Genesis to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities. See “Risk Factors—We depend on Genesis for a significant portion of our revenues and operating income; Any inability or unwillingness by Genesis to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us,” included in Part I, Item 1A of this Annual Report on Form 10-K, and “Note 6—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We regularly monitor the credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants under our lease agreements, and (ii) having periodic discussions with tenants and their representatives.

Liquidity and Capital Resources

Cash Flows

During 2008, our principal source of liquidity was cash flows from operations. We anticipate that cash flows from operations will be sufficient to fund our business operations, meet our debt service requirements and make distributions to unit holders for the foreseeable future. Capital requirements for acquisitions, if any, may require funding from borrowings, assumption of debt from the seller, issuance of secured or unsecured long-term debt or other securities or capital contributions by Ventas.

We had no cash and cash equivalents as of December 31, 2008 and 2007.

We had restricted cash of $8.7 million and $7.5 million as of December 31, 2008 and 2007, respectively. Restricted cash primarily consists of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements. Restricted cash also represents amounts committed for security deposits paid to us by our tenants and cash restricted due to certain mortgage financing requirements on certain properties.

Net cash provided by operating activities was $7.4 million, $7.5 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Net cash used in investing activities was $0.3 million, $0.1 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Net cash used in financing activities was $7.1 million, $7.7 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These activities consist of repayment of debt and cash distributions to unitholders.

Debt Obligations

For a description of our long-term debt obligations, see “Note 7—Debt” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Debt Guarantees

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s other direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8 % Convertible Senior Notes due 2011 and the 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8 % Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 issued by Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation, wholly owned subsidiaries of Ventas (collectively, the “Senior Notes”). The total aggregate principal amount of the Senior Notes outstanding as of December 31, 2008 was $1.4 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

Partner Distributions

Distributions are paid to Class C and Class D limited partners based on Ventas declaring and paying a dividend on its outstanding common stock. Distributions with respect to the Class C limited partnership units are computed by multiplying a Conversion Factor (as defined in our Limited Partnership Agreement) with the dividend rate used for Ventas’s common stock. Distributions with respect to the Class D limited partnership units are equal to the rate used for the Ventas’s common stock. Other distributions made by us to the Class A limited and general partners are allocated based on a pro rata proportion to each partner’s respective percentage interest on the distribution date.

Other

In April 2004, we issued a promissory note in the amount of $7.5 million to Ventas Realty. Under the terms of the note, interest is paid quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2008, the note had an outstanding balance of $7.5 million, with no accrued interest due to Ventas Realty.

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

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flows in future periods as of December 31, 2008:

	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Long-term debt obligations	$35,617	$25,717	$1,200	$8,700	$-
Ground lease obligations	2,175	75	150	150	1,800

Total	$37,792	$25,792	$1,350	$8,850	$1,800

(1) Includes $22.9 million in balloon payments due in October and November 2009 on four mortgage loans.

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

ITEM 8.  Financial Statements and Supplementary Data

ElderTrust Operating Limited Partnership

Index to Consolidated Financial Statements and Financial Statement Schedule

Management Report on Internal Control over Financial Reporting

Management of Ventas, Inc. (“Ventas”), which directly owns ElderTrust, general partner of ElderTrust Operating Limited Partnership (“ETOP”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Management, with the participation of ElderTrust’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ETOP’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that ETOP’s internal control over financial reporting as of December 31, 2008 was effective.

Pursuant to temporary rules of the Securities and Exchange Commission, management’s assessment of the effectiveness of ETOP’s internal control over financial reporting as of December 31, 2008, has not been audited by an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

Partners

ElderTrust Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ElderTrust Operating Limited Partnership (the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 27, 2009

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(In thousands)

	2008	2007
Assets
Land	$9,372	$15,601
Real estate investments, at cost	91,963	140,150
Less-accumulated depreciation	(17,860)	(20,854)

Net real estate investments	83,475	134,897

Restricted cash	8,731	7,536
Accounts receivable, net of allowance of $0 and $4, respectively	2,267	2,095
Investment in affiliates	9,039	9,039
Assets held for sale	46,345	-
Other assets	406	153

Total assets	$150,263	$153,720

Liabilities and Partners’ Capital

Liabilities:
Debt	$23,445	$64,291
Liabilities of assets held for sale	38,844	-
Note payable to affiliate	7,500	7,500
Accrued interest	403	416
Security deposits and escrows	3,177	2,662
Accounts payable and other accrued liabilities	100	521

Total liabilities	73,469	75,390

Commitments and contingencies

Partners’ capital	76,794	78,330

Total liabilities and partners’ capital	$150,263	$153,720

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per unit amounts)

	2008	2007	2006
Revenues:
Rental income	$11,688	$11,531	$11,422
Interest and other income	-	156	10

Total revenues	11,688	11,687	11,432

Expenses:
Interest	2,059	2,110	2,156
Depreciation and amortization	3,692	3,662	3,638
Property-level operating expenses	1,575	1,597	1,447
General, administrative and professional fees	848	1,052	993
Interest - affiliate	600	600	600

Total expenses	8,774	9,021	8,834

Income before discontinued operations	2,914	2,666	2,598
Discontinued operations	687	657	561

Net income	$3,601	$3,323	$3,159

Net income allocated to Class A general partner	$4	$4	$3
Net income allocated to Class A limited partners	3,583	3,242	3,030
Net income allocated to Class C limited partner	14	12	12
Net income allocated to Class D limited partners	-	65	114

Net income per Class A general partnership unit	$0.45	$0.40	$0.38
Net income per Class A limited partnership unit	0.45	0.40	0.38
Net income per Class C limited partnership unit	0.45	0.40	0.38
Net income per Class D limited partnership unit	-	0.19	0.33

Weighted average number of Class A general partnership units outstanding	8	8	8
Weighted average number of Class A limited partnership units outstanding	8,041	8,041	8,041
Weighted average number of Class C limited partnership units outstanding	31	31	31
Weighted average number of Class D limited partnership units outstanding	345	345	345

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Class A General Partnership Units	Class A Limited Partnership Units	Class C Limited Partnership Units	Class D Limited Partnership Units	Class A General Partner	Class A Limited Partners	Class C Limited Partner	Class D Limited Partners	Total
Balance at January 1, 2006	8	8,041	31	345	$74	$74,303	$420	$9,039	$83,836
Net income	-	-	-	-	3	3,030	12	114	3,159
Distributions	-	-	-	-	(6)	(5,680)	(22)	(114)	(5,822)

Balance at December 31, 2006	8	8,041	31	345	71	71,653	410	9,039	81,173

Net income	-	-	-	-	4	3,242	12	65	3,323
Distributions	-	-	-	-	(6)	(6,064)	(31)	(65)	(6,166)

Balance at December 31, 2007	8	8,041	31	345	69	68,831	391	9,039	78,330

Net income	-	-	-	-	4	3,583	14	-	3,601
Distributions	-	-	-	-	(6)	(5,098)	(33)	-	(5,137)

Balance at December 31, 2008	8	8,041	31	345	$67	$67,316	$372	$9,039	$76,794

See accompanying notes.

ELDERTRUST OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$3,601	$3,323	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including amounts in discontinued operations) and amortization	5,396	5,366	5,342
Straight-lining of rental income	(132)	(294)	(474)
Changes in operating assets and liabilities:
Increase in restricted cash	(1,195)	(993)	(927)
(Increase) decrease in accounts receivable and other assets	(307)	217	192
Increase in security deposits and escrows	515	92	-
(Decrease) increase in accounts payable and other accrued liabilities	(434)	(215)	120
Other	-	-	(31)

Net cash provided by operating activities	7,444	7,496	7,381
Cash flows from investing activities:
Net investment in real estate properties	(305)	(135)	(261)

Cash used in investing activities	(305)	(135)	(261)
Cash flows from financing activities:
Repayment of debt	(2,002)	(1,508)	(1,401)
Cash distribution to unitholders	(5,137)	(6,189)	(5,822)

Cash used in financing activities	(7,139)	(7,697)	(7,223)

Net decrease in cash and cash equivalents	-	(336)	(103)
Cash and cash equivalents at beginning of year	-	336	439

Cash and cash equivalents at end of year	$-	$-	$336

Supplemental disclosure of cash flow information:
Interest paid	$5,487	$5,698	$5,604

See accompanying notes.

Note 1—Description of Partnership

ElderTrust Operating Limited Partnership (“ETOP,” “we,” “us,” “our” or the “Partnership”) is a limited partnership organized under the laws of the state of Delaware. We invest in seniors housing and other healthcare properties, primarily assisted and independent living communities, skilled nursing facilities and medical office buildings (“MOBs”). ElderTrust, a Maryland real estate investment trust (“ElderTrust”), is our sole general partner. ElderTrust is a wholly owned direct subsidiary of Ventas, Inc. (“Ventas”), a healthcare real estate investment trust whose common stock is publicly traded on the New York Stock Exchange.

As of December 31, 2008, our real estate portfolio consisted of seventeen assets: nine seniors housing communities, five skilled nursing facilities, two MOBs and a financial office building. These properties are located in three states and had an aggregate carrying value of $129.8 million (including assets held for sale) as of December 31, 2008. With the exception of our office buildings, we generally lease these properties to third-party healthcare providers under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

As of December 31, 2008, approximately 53.3% and 35.1% of our real estate properties, based on the gross book value of real estate investments (including assets held for sale), were operated by FC-GEN Acquisition Holdings, LLC, parent company of Genesis HealthCare Corporation (“Genesis”), and Benchmark Assisted Living, LLC (“Benchmark”), respectively. In January 2009, we sold our four seniors housing communities operated by Benchmark to Benchmark. As a result, our revenues and ability to meet our obligations depend, in significant part, upon the ability of Genesis to meet its lease obligations. Any failure of Genesis to effectively continue its operations and/or to make lease payments to us could have a material adverse effect on our operations and cash flows. See “Note 6—Concentration of Credit Risk.”

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

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) above and/or below market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases and any expected renewal periods. The fair value of long-term debt is calculated by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings. Discount rates are approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Depreciation for buildings is recorded on a straight-line basis, using estimated useful lives determined to be 30 years.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. We adjust the net book value of leased properties and other long-lived assets to fair value, if the sum of the expected future cash flows and sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2008, 2007 and 2006.

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

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectibility of the sale price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

Income Taxes

We are not subject to federal or state income taxes. Our taxable income or loss is passed through to the holders of our partnership interests for inclusion on their applicable income tax returns.

Assets Held for Sale and Discontinued Operations

Certain long-lived assets are classified as held-for-sale in accordance with SFAS No. 144. Long-lived assets to be disposed of are reported at the lower of their carrying amount of their fair value less cost to sell and are no longer depreciated. Discontinued operations is defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations and gain or loss on assets sold or held for sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented.

Segment Reporting

We operate through one reportable segment, investment in real estate. Our primary business consists of financing and owning seniors housing and healthcare properties and leasing those properties to third parties, primarily Genesis. See “Note 6—Concentration of Credit Risk.” Substantially all of our leases are triple-net leases, which require the tenants to pay all property-related expenses. With the exception of our office buildings for which we engage third-party managers, we do not operate our properties nor do we allocate capital to maintain our properties. Substantially all depreciation and interest expense reflected in the Consolidated Statements of Income relates to our investment in real estate.

Recently Adopted Accounting Standards

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides guidance for measuring fair value and the necessary disclosures. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Consolidated Financial Statements.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

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

We currently have no financial instruments for which recording of the fair value measurement is required.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the adoption date of SFAS No. 157 for nonfinancial assets and liabilities. We adopted FSP No. 157-2 on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized, and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. SFAS No. 141(R) did not have a material impact on our Consolidated Financial Statements at the time of adoption.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 changes the reporting for minority interests, which must now be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income from controlling interests. As the controlling ownership of a subsidiary increases or decreases, SFAS No. 160 requires that any difference between the consideration paid and the adjustment to the noncontrolling interest balance be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. The adoption of SFAS No. 160 did not have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on our net income or partners’ capital.

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

Distributions are paid to Class C and Class D limited partners based on Ventas declaring and paying a dividend on its outstanding common stock. Distributions with respect to the Class C limited partnership units are computed by multiplying a Conversion Factor (as defined in the Limited Partnership Agreement) with the dividend rate used for Ventas’s common stock. Distributions with respect to the Class D limited partnership units are equal to the rate used for the Ventas’s common stock. Other distributions made by us to the Class A limited and general partners are allocated based on a pro rata proportion to each partner’s respective percentage interest on the distribution date.

Note 3—Discontinued Operations

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we present separately, as discontinued operations, in all periods presented the results of operations for all assets held for sale or disposed of on or after January 1, 2002.

In January 2009, we sold four seniors housing assets for an aggregate sale price of $58.7 million. The net book value of these assets, $46.3 million, is reflected as assets held for sale at December 31, 2008 in our Consolidated Balance Sheets. As of December 31, 2008, we had $38.8 million of mortgage debt related to these four assets, which is reflected as liabilities of assets held for sale in our Consolidated Balance Sheets. We expect to record a gain from the sale of approximately $11 million in the first quarter of 2009. The operations for these assets have been reported as discontinued operations for the years ended December 31, 2008, 2007 and 2006.

We did not make any dispositions during the years ended December 31, 2007 or 2006.

Set forth below is a summary of the results of operations of the properties held for sale during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Revenues:
Rental income	$5,085	$5,084	$5,088
Interest and other income	120	155	116

	5,205	5,239	5,204

Expenses:
Interest	2,815	2,878	2,939
Depreciation and amortization	1,703	1,704	1,704

	4,518	4,582	4,643

Discontinued operations	$687	$657	$561

Note 4—Real Estate Investments

As of December 31, 2008, we owned seventeen real estate properties located in three states. The properties include nine seniors housing communities, five skilled nursing facilities, two MOBs and a financial office building.

At December 31, 2008, future minimum lease receipts were as follows (in thousands):

2009	$ 8,187
2010	7,664
2011	7,784
2012	6,820
2013	3,623
Thereafter	5,558

Total	$ 39,636

As discussed in “Note 3—Discontinued Operations,” we sold four seniors housing communities in January 2009. Future minimum lease payments for these assets represented approximately $25.2 million and have been excluded from the above table.

Note 5—Investment in Affiliates

In June, 2005, Ventas acquired all of the outstanding common shares of Provident Senior Living Trust (together with its subsidiaries, “Provident”) in a transaction valued at $1.2 billion. Provident conducted all of its business through its operating partnership, PSLT OP, L.P. (“PSLT OP”). At the same time, we acquired all of the limited partnership units in PSLT OP that were not owned by Provident. Each unit in PSLT OP was exchanged for 0.8022 units of a new class of partnership interests (the “Class D limited partnership units”), resulting in the issuance of an aggregate of 345,147 Class D limited partnership units, representing 4.1% of our equity interests. The Class D limited partnership units were redeemable on a one-for-one basis (subject to adjustment upon the occurrence of certain events) for shares of Ventas common stock. As of December 31, 2008, all Class D limited partnership units had been redeemed for shares of Ventas common stock. Our ownership of PSLT OP is accounted for under the cost method of accounting. We invested $9.0 million in PSLT OP, which is recorded as investment in affiliates in the Consolidated Balance Sheets as of December 31, 2008 and 2007.

Note 6—Concentration of Credit Risk

Our consolidated revenues are based primarily on the revenues derived from Genesis and, prior to 2009, Benchmark. Revenues recorded by us under leases with Genesis were approximately $8.4 million, $8.3 million and $8.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from Benchmark were approximately $5.1 million for each of the years ended December 31, 2008, 2007 and 2006.

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

Note 7—Debt

The following is a summary of debt at December 31, 2008 and 2007, with the net book value (NBV) of the assets mortgaged for the applicable properties:

Property	Effective Interest Rate (b)	Maturity Date	Debt Balance at December 31, 2008	Debt Related to Assets Held for Sale at December 31, 2008	Balance at December 31, 2007	NBV of Property at December 31, 2008
	(In thousands)

Belvedere NRC/Chapel NRC (a)	8.46%	10/2009	$16,226	$-	$16,638	$19,519
Cabot Park (a)	6.25%	01/2037	-	11,259	11,402	13,985
Cleveland Circle (a)	6.15%	10/2025	-	9,069	9,368	10,956
DCMH Medical Office Building (a)	8.35%	11/2009	5,011	-	5,139	8,897
Heritage at North Andover (a)	8.26%	10/2009	-	7,462	7,657	11,580
Lacey Branch Office Building			-	-	400	565
Professional Office Building I (a)	8.35%	11/2009	2,208	-	2,265	5,275
Vernon Court (a)	6.35%	05/2025	-	11,054	11,422	9,824

Total			$23,445	$38,844	$64,291	$80,601

(a)	The repayment of principal and interest on these loans is non-recourse to us.

(b)	The stated interest rates on these mortgages are higher than the effective interest rates because the loans were adjusted to market rates upon the acquisition of ElderTrust by Ventas.

Our weighted average effective interest rate on mortgages and bonds payable was 7.31% and 7.32% at December 31, 2008 and 2007, respectively.

Future payments due on our debt related to continuing assets totaled $23.4 million, and are all due in 2009. We intend to repay these obligations in full in 2009.

As discussed in “Note 3—Discontinued Operations,” we sold four seniors housing communities in January 2009. Future debt payments for these assets represented approximately $38.8 million.

Note 8—Note Payable to Affiliate

In April 2004, we issued a promissory note in the amount of $7.5 million to Ventas Realty, Limited Partnership (“Ventas Realty”), a wholly owned subsidiary of Ventas. Under the terms of the note, we pay interest quarterly at an annual rate of 8.0%. The note has a maturity date of December 31, 2013, at which time a principal balloon payment equal to the full amount of the note is due. As of December 31, 2008, the note had an outstanding balance of $7.5 million. There was no accrued interest related to this note as of December 31, 2008.

Note 9—Fair Values of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments.

The fair value of our fixed rate debt at December 31, 2008 and 2007 was $69.4 million and $73.0 million, respectively.

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

Note 10—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2008 and 2007 is provided below.

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)

Revenues	$2,902	$2,907	$2,934	$2,945
Income before discontinued operations	611	767	776	760
Discontinued operations	182	174	166	165
Net income	793	941	942	925

Income before discontinued operations allocated to Class A general partner	$1	$1	$1	$1
Income before discontinued operations allocated to Class A limited partners	608	763	772	756
Income before discontinued operations allocated to Class C limited partner	2	3	3	3
Income before discontinued operations allocated to Class D limited partners	-	-	-	-

Net income allocated to Class A general partner	$1	$1	$1	$1
Net income allocated to Class A limited partners	789	936	937	921
Net income allocated to Class C limited partner	3	4	4	3
Net income allocated to Class D limited partners	-	-	-	-

Net income per Class A general partnership unit	$0.10	$0.12	$0.12	$0.11
Net income per Class A limited partnership unit	0.10	0.12	0.12	0.11
Net income per Class C limited partnership unit	0.10	0.12	0.12	0.11
Net income per Class D limited partnership unit	-	-	-	-

The amounts presented for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 do not equal the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties reflected as held for sale as of December 31, 2008.

	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008
	(In thousands)
Revenues, previously reported in Form 10-Q	$4,219	$4,212	$4,229
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(1,317)	(1,305)	(1,295)

Total revenues disclosed in Form 10-K	$2,902	$2,907	$2,934

Income before discontinued operations, previously reported in Form 10-Q	$793	$941	$942
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(182)	(174)	(166)

Income before discontinued operations disclosed in Form 10-K	$611	$767	$776

Discontinued operations, previously reported in Form 10-Q	$-	$-	$-
Discontinued operations from properties sold subsequent to the respective reporting period	182	174	166

Discontinued operations disclosed in Form 10-K	$182	$174	$166

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)

Revenues	$2,878	$2,866	$3,046	$2,897
Income before discontinued operations	670	572	713	711
Discontinued operations	158	164	169	166
Net income	828	736	882	877

Income before discontinued operations allocated to Class A general partner	$1	$1	$1	$1
Income before discontinued operations allocated to Class A limited partners	667	569	710	708
Income before discontinued operations allocated to Class C limited partner	2	2	2	2
Income before discontinued operations allocated to Class D limited partners	-	-	-	-

Net income allocated to Class A general partner	$1	$1	$1	$1
Net income allocated to Class A limited partners	808	716	861	857
Net income allocated to Class C limited partner	3	3	3	3
Net income allocated to Class D limited partners	16	17	17	15

Net income per Class A general partnership unit	$0.10	$0.09	$0.11	$0.11
Net income per Class A limited partnership unit	0.10	0.09	0.11	0.11
Net income per Class C limited partnership unit	0.10	0.09	0.11	0.11
Net income per Class D limited partnership unit	0.05	0.05	0.05	0.04

The amounts presented for 2007 do not equal the amounts previously reported in our Annual Report on Form 10-K filed with the Commission on March 31, 2008 as a result of discontinued operations consisting of properties reflected as held for sale as of December 31, 2008.

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)

Revenues, previously reported in Form 10-K	$4,185	$4,177	$4,360	$4,204
Revenues, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(1,307)	(1,311)	(1,314)	(1,307)

Total revenues disclosed in Form 10-K	$2,878	$2,866	$3,046	$2,897

Income before discontinued operations, previously reported in Form 10-Q	$828	$736	$882	$877
Income before discontinued operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(158)	(164)	(169)	(166)

Income before discontinued operations disclosed in Form 10-K	$670	$572	$713	$711

Discontinued operations, previously reported in Form 10-Q	$-	$-	$-	$-
Discontinued operations from properties sold subsequent to the respective reporting period	158	164	169	166

Discontinued operations disclosed in Form 10-K	$158	$164	$169	$166

Note 11—Related Party Transactions

In accordance with our Second Amended and Restated Agreement of Limited Partnership, as amended, Ventas uses an allocation method for its general, administrative and professional fees and charges these fees to us on a quarterly basis. This allocation method is based on our rental income in relation to the consolidated rental income of Ventas. We also incur other direct expenses, which are expensed at the time incurred. Approximately 99.6%, 95.2% and 95.0% of our consolidated general, administrative and professional fees for the years ended December 31, 2008, 2007 and 2006, respectively, related to the allocation from Ventas.

Note 12—Partnership Units

Ventas, directly or indirectly through ElderTrust (our general partner), owned 8,393,708 units, or approximately 99.6% of the total outstanding partnership units, at December 31, 2008. The remaining ownership interest was held by a third party.

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

Note 13—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “ETOP Subsidiary Guarantors”) have provided full and unconditional guarantees, on a joint and several basis with Ventas and certain of Ventas’s direct and indirect wholly owned subsidiaries, of the obligation to pay principal and interest with respect to Ventas’s 3 7/8% Convertible Senior Notes due 2011 and 8 3/4% Senior Notes due 2009, 6 3/4% Senior Notes due 2010, 9% Senior Notes due 2012, 6 5/8% Senior Notes due 2014, 7 1/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2016 and 6 3/4% Senior Notes due 2017 issued by Ventas Realty and Ventas Capital Corporation, wholly owned subsidiaries of Ventas (collectively, the “Senior Notes”). The total aggregate principal amount of Senior Notes outstanding as of December 31, 2008 was $1.4 billion. Certain of our other subsidiaries (the “ETOP Non-Guarantor Subsidiaries”) have not provided the guarantee of the Senior Notes and therefore are not directly obligated with respect to the Senior Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$49,785	$33,690	$-	$83,475
Restricted cash	-	8,731	-	8,731
Investment in and advances to affiliates	9,039	-	-	9,039
Assets held for sale	-	46,345	-	46,345
Other	935	1,738	-	2,673

Total assets	$59,759	$90,504	$-	$150,263

Liabilities and Partners’ Capital
Liabilities:
Debt	$-	$23,445	$-	$23,445
Liabilities of assets held for sale	-	38,844	-	38,844
Note payable to affiliate	7,500	-	-	7,500
Accrued interest	-	403	-	403
Accounts payable and other accrued liabilities	37	3,240	-	3,277

Total liabilities	7,537	65,932	-	73,469
Partners’ capital	52,222	24,572	-	76,794

Total liabilities and partners’ capital	$59,759	$90,504	$-	$150,263

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$51,923	$82,974	$-	$134,897
Restricted cash	-	7,536	-	7,536
Investment in and advances to affiliates	9,039	-	-	9,039
Other	714	1,534	-	2,248

Total assets	$61,676	$92,044	$-	$153,720

Liabilities and Partners’ Capital
Liabilities:
Debt	$400	$63,891	$-	$64,291
Note payable to affiliate	7,500	-	-	7,500
Accrued interest	3	413	-	416
Accounts payable and other accrued liabilities	112	3,071	-	3,183

Total liabilities	8,015	67,375	-	75,390
Partners’ capital	53,661	24,669	-	78,330

Total liabilities and partners’ capital	$61,676	$92,044	$-	$153,720

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,812	$5,876	$-	$11,688
Interest and other income	-	-	-	-
Equity loss in affiliates	(6)	-	6	-

Total revenues	5,806	5,876	6	11,688

Expenses:
Interest	27	2,032	-	2,059
Depreciation and amortization	2,152	1,540	-	3,692
Property-level operating expenses	-	1,575	-	1,575
General, administrative and professional fees	362	486	-	848
Interest - affiliate	(336)	936	-	600

Total expenses	2,205	6,569	-	8,774

Income (loss) from continuing operations	3,601	(693)	6	2,914
Discontinued operations	-	687	-	687

Net income (loss)	$3,601	$(6)	$6	$3,601

CONDENSED CONSOLIDATING STATEMENT OF INCOME For the year ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,754	$5,777	$-	$11,531
Interest and other income	153	3	-	156
Equity loss in affiliates	(227)	-	227	-

Total revenues	5,680	5,780	227	11,687

Expenses:
Interest	36	2,074	-	2,110
Depreciation and amortization	2,145	1,517	-	3,662
Property-level operating expenses	-	1,597	-	1,597
General, administrative and professional fees	409	643	-	1,052
Interest - affiliate	(233)	833	-	600

Total expenses	2,357	6,664	-	9,021

Income (loss) from continuing operations	3,323	(884)	227	2,666
Discontinued operations	-	657	-	657

Net income (loss)	$3,323	$(227)	$227	$3,323

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$5,722	$5,700	$-	$11,422
Interest and other income	-	10	-	10
Equity loss in affiliates	(97)	-	97	-

Total revenues	5,625	5,710	97	11,432

Expenses:
Interest	35	2,121	-	2,156
Depreciation and amortization	2,148	1,490	-	3,638
Property-level operating expenses	-	1,447	-	1,447
General, administrative and professional fees	398	595	-	993
Interest - affiliate	(115)	715	-	600

Total expenses	2,466	6,368	-	8,834

Income (loss) from continuing operations	3,159	(658)	97	2,598
Discontinued operations	-	561	-	561

Net income (loss)	$3,159	$(97)	$97	$3,159

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended December 31, 2008

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,440	$2,005	$-	$7,445
Net cash used in investing activities	-	(306)	-	(306)
Net cash used in financing activities	(5,440)	(1,699)	-	(7,139)

Net change in cash and cash equivalents	-	-	-	-
Cash and cash equivalents at beginning of year	-	-	-	-

Cash and cash equivalents at end of year	$-	$-	$-	$-

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$5,309	$2,187	$-	$7,496
Net cash used in investing activities	-	(135)	-	(135)
Net cash used in financing activities	(5,309)	(2,388)	-	(7,697)

Net decrease in cash and cash equivalents	-	(336)	-	(336)
Cash and cash equivalents at beginning of year	-	336	-	336

Cash and cash equivalents at end of year	$-	$-	$-	$-

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended December 31, 2006

	ETOP and ETOP Subsidiary Guarantors	ETOP Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$5,169	$2,212	$-	$7,381
Net cash used in investing activities	-	(261)	-	(261)
Net cash used in financing activities	(5,170)	(2,053)	-	(7,223)

Net decrease in cash and cash equivalents	(1)	(102)	-	(103)
Cash and cash equivalents at beginning of year	1	438	-	439

Cash and cash equivalents at end of year	$-	$336	$-	$336

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollars in Thousands)

														Life on
		Location		Initial Cost to Company		Costs	Gross Amount Carried at Close of Period							Which Depreciation
Facility #	Facility Name	City	State / Province	Land	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Date of Construction	Date Acquired	in Income Statement is Computed

	SKILLED NURSING FACILITIES
2505	Lopatcong Center	Phillipsburg	NJ	$1,490	$12,336	$-	$1,490	$12,336	$13,826	$42,399	$11,427	1982	2004	30 years
2506	Wayne Center	Wayne	PA	662	6,872	-	662	6,872	7,534	1,294	6,240	1875	2004	30 years
2507	Belvedere Nursing & Rehab	Chester	PA	822	7,203	-	822	7,203	8,025	1,388	6,637	1899	2004	30 years
2508	Chapel Manor	Philadelphia	PA	1,595	13,982	-	1,595	13,982	15,577	2,695	12,882	1948	2004	30 years
2509	Pennsburg Manor	Pennsburg	PA	1,091	7,871	-	1,091	7,871	8,962	1,580	7,382	1982	2004	30 years

	TOTAL SKILLED NURSING FACILITIES			5,660	48,264	-	5,660	48,264	53,924	9,356	44,568

	SENIORS HOUSING COMMUNITIES
2510	Heritage Woods	Agawarn	MA	1,249	4,625	-	1,249	4,625	5,874	1,074	4,800	1997	2004	30 years
2501	Berkshire Commons	Reading	PA	470	4,301	-	470	4,301	4,771	872	3,899	1997	2004	30 years
2502	Lehigh	Macungie	PA	420	4,406	-	420	4,406	4,826	871	3,955	1997	2004	30 years
2503	Sanatoga Court	Pottstown	PA	360	3,233	-	360	3,233	3,593	657	2,936	1997	2004	30 years
2504	Highgate at Paoli Pointe	Paoli	PA	1,151	9,079	-	1,151	9,079	10,230	1,650	8,580	1997	2004	30 years

	TOTAL FOR SENIORS HOUSING COMMUNITIES			3,650	25,644	-	3,650	25,644	29,294	5,124	24,170

	MEDICAL/OFFICE BUILDINGS
3004	Lacey Branch Office Building	Forked River	NJ	63	621	(1)	62	621	683	118	565	1996	2004	30 years
3002	Professional Office Building I	Upland	PA	-	6,243	248	-	6,491	6,491	1,216	5,275	1978	2004	30 years
3003	DCMH Medical Office Building	Drexel Hill	PA	-	10,379	564	-	10,943	10,943	2,046	8,897	1984	2004	30 years

	TOTAL FOR MEDICAL/OFFICE BUILDINGS			63	17,243	811	62	18,055	18,117	3,380	14,737

	TOTAL FOR ALL PROPERTIES			$9,373	$91,151	$811	$9,372	$91,963	$101,335	$17,860	$83,475

ELDERTRUST OPERATING LIMITED PARTNERSHIP

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$155,751	$155,616	$155,355
Additions during period:
Capital expenditures	305	135	261
Assets held for sale	(54,721)	-	-

Balance at end of period	$101,335	$155,751	$155,616

Accumulated depreciation:
Balance at beginning of period	$20,854	$15,495	$10,162
Additions during period:
Depreciation expense	5,382	5,359	5,333
Assets held for sale	(8,376)	-	-

Balance at end of period	$17,860	$20,854	$15,495

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of ElderTrust, our general partner, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008, at the reasonable assurance level.

Internal Control Over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. Directors	and Executive Officers of the Registrant

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. The trustee and executive officers of ElderTrust are listed in the following table:

Name	Age	Position
Debra A. Cafaro	51	President and Chief Executive Officer
Richard A. Schweinhart	59	Chief Financial Officer
T. Richard Riney	51	Secretary and Trustee

T. Richard Riney has served as a trustee of ElderTrust since February 5, 2004, the date of the ElderTrust acquisition.

ElderTrust is a direct wholly owned subsidiary of Ventas. Ventas has adopted a code of ethics that applies to its executive officers and the executive officers of Ventas’s subsidiaries, including ElderTrust. We do not have an audit committee, but rely on the Audit Committee of Ventas’s Board of Directors to perform similar functions for us. The additional information required by this Item 10 is incorporated by reference to the material under the headings “Proposal

1—Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Ventas’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Commission on March 25, 2009.

ITEM 11. Executive	Compensation

We have no directors or executive officers. We are managed by ElderTrust, our sole general partner. ElderTrust has not paid any compensation to its trustee or executive officers. ElderTrust is a direct wholly owned subsidiary of Ventas. The additional information required by this Item 11 is incorporated by reference to the material under the headings “Non-Employee Director Compensation” and “Executive Compensation Matters” in Ventas’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Commission on March 25, 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our partnership interests as of March 27, 2009 by each person we know to be the beneficial owner of more than 5% of each class of our outstanding partnership interests. As of March 27, 2009, no trustee, director or executive officer of ElderTrust or Ventas beneficially owned any partnership interests. Each entity named in the table has sole voting and investment power over the units beneficially owned by it.

Name of Beneficial Owner	Partnership Interests Beneficially Owned	Percent of Class
Ventas, Inc. 111 South Wacker Drive, Suite 4800 Chicago, IL 60606	7,873 Class A general partnership units (1)	100%

Ventas, Inc. 111 South Wacker Drive, Suite 4800 Chicago, IL 60606	8,040,688 Class A limited partnership units (2)	100%

Norland Plastics Company 155 South Limerick Road Limerick, PA 19468	31,455 Class C limited partnership units (3)	100%

Ventas, Inc. 111 South Wacker Drive, Suite 4800 Chicago, IL 60606	345,147 Class D limited partnership units	100%

(1)	Consists of 7,873 Class A general partnership units held by ElderTrust, which is a wholly owned subsidiary of Ventas.
(2)	Includes 7,776,573 Class A limited partnership units held by ElderTrust.
(3)	Consists of 31,455 Class C limited partnership units held by ET Sub-Falls-Washington Street, LLC, which is a wholly owned subsidiary of Norland Plastics Company.

The additional information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders, Directors and Executive Officers” in Ventas’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Commission on March 25, 2009.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to “Note 11—Related Party Transactions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and the material under the headings “Transactions with Related Persons” and “Corporate Governance” in Ventas’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Commission on March 25, 2009.

ITEM 14.  Principal Accountant Fees and Services

Ernst & Young LLP has been our independent registered public accounting firm since January 1, 2004 and has audited our consolidated financial statements for the years ended December 31, 2008 and 2007. Fees charged by Ernst & Young for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Audit Fees (1)	$57,500	$57,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$57,500	$57,500

(1)	The category of Audit Fees includes the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The additional information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in Ventas’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the Commission on March 25, 2009.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedule

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Capital for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

4.10

Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 4.2, 4.3, 4.4.2, 4.5.2, 4.6.2, 4.7.2, 4.8.2 and 4.9.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K

Filed herewith.

Exhibit Number	Description of Document	Location of Document

10.1.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.1.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.2.1

Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.

Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.21	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document

10.2.3.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.4.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.4.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.5	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.2.6	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3

Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.

Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.4

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

Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

Exhibit Number	Description of Document	Location of Document

10.5.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.2

Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.

Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.5

Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.

Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.5.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.5.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.5.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.1

Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender, and the lenders identified therein.

Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on May 2, 2006.

10.6.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.6.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Current Report on Form 8-K, filed on August 1, 2007.

10.6.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, the Additional Borrowers, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP as it relates to FC-GEN Acquisition Holding, LLC	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

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

Filed herewith.

99.1	Financial Statements of FC-GEN Acquisition Holding, LLC, parent company of Genesis HealthCare Corporation	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 2009

ElderTrust Operating Limited Partnership

By:	ElderTrust, its general partner

By:	/s/ Debra A. Cafaro
Debra A. Cafaro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Debra A. Cafaro Debra A. Cafaro	President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Executive Officer)	March 30, 2009

/s/ Richard A. Schweinhart Richard A. Schweinhart	Executive Vice President and Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Financial Officer)	March 30, 2009

/s/ Robert J. Brehl Robert J. Brehl	Chief Accounting Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership (Principal Accounting Officer)	March 30, 2009

/s/ T. Richard Riney T. Richard Riney	Trustee of ElderTrust, general partner of ElderTrust Operating Limited Partnership	March 30, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document

3.1	Amended and Restated Certificate of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 3.8.1 to Amendment No. 1 to our Registration Statement on Form S-4, File No. 333-120642, filed on December 21, 2004.

3.2.1	Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.2.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of ElderTrust Operating Limited Partnership, dated October 13, 1999.	Incorporated by reference to Exhibit 10.44 to ElderTrust’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2.3	Consent of General Partner and Third Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of June 7, 2005.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2005.

4.1.1	Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership.	Incorporated by reference to Exhibit 10.1 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

Incorporated by reference to Exhibit 4.13 to Ventas’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.5.1

Indenture dated as of October 15, 2004, among Ventas Realty and Ventas Capital, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 6 5/8 % Senior Notes due 2014.

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

4.10

Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 4.2, 4.3, 4.4.2, 4.5.2, 4.6.2, 4.7.2, 4.8.2, and 4.9.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K

Filed herewith.

Exhibit Number	Description of Document	Location of Document

10.1.1	Form of Minimum Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451).

10.1.2	Form of Percentage Rent Lease between ElderTrust Operating Limited Partnership and a consolidated subsidiary of Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to ElderTrust’s Registration Statement on Form S-11 (File No. 333-37451), filed on January 20, 1998.

10.2.1

Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of ET Sub-Meridian Limited Partnership, L.L.P., dated September 25, 2002, by and among Toughkenamon, L.L.C., ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.

Incorporated by reference to Exhibit 2.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.1	Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.7 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.2	Schedule of Omitted Meridian Purchase Options.	Incorporated by reference to Exhibit 99.10 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.3	First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.8 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.2.4	Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.9 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.1	Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

Exhibit Number	Description of Document	Location of Document

10.2.3.2	Schedule of Omitted Meridian Lease Agreements.	Incorporated by reference to Exhibit 99.6 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.3	Amendment No. 1 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.2 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.4	Amendment No. 2 to Lease Agreement, dated as of August 1, 1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.	Incorporated by reference to Exhibit 99.3 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.5	Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.3.6	Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.4.1	Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant.	Incorporated by reference to Exhibit 99.11 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.4.2	Schedule of Omitted Meridian Sublease Agreements.	Incorporated by reference to Exhibit 99.12 to ElderTrust’s Current Report on Form 8-K filed on October 10, 2002.

10.2.5	Indemnification Consent and Acknowledgment Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 10.4 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.2.6	Guarantee Agreement, dated September 3, 1998, between ElderTrust Operating Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (f/k/a Meridian Healthcare, Inc.).	Incorporated by reference to Exhibit 10.5 to ElderTrust’s Current Report on Form 8-K filed on September 18, 1998.

10.3

Master Agreement, dated November 27, 2000, between The Multicare Companies, Inc., Berks Nursing Homes, Inc., Lehigh Nursing Homes, Inc., Delm Nursing, Inc. and Genesis Eldercare Corp. and ElderTrust and ElderTrust Operating Limited Partnership.

Incorporated by reference to Exhibit 99.5 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.4

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

Incorporated by reference to Exhibit 99.4 to ElderTrust’s Current Report on Form 8-K filed on December 11, 2000.

10.5.1.1	Letter of Intent, dated July 11, 2003, between ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc.	Incorporated by reference to Exhibit 99.1 to ElderTrust’s Current Report on Form 8-K filed on July 14, 2003.

Exhibit Number	Description of Document	Location of Document

10.5.1.2	Master Agreement, dated as of September 11, 2003, between Genesis Health Ventures, Inc. and ElderTrust Operating Limited Partnership, including exhibits.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.2

Conveyance and Transfer Agreement, dated September 11, 2003, between Meridian Healthcare, Inc., Genesis Healthcare Corporation, ElderTrust, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.

Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.3	Conveyance and Transfer Agreement, dated September 11, 2003, between Edella Street Associates, Genesis Healthcare Corporation and ET Sub-Willowbrook Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.4	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Rittenhouse Limited Partnership, L.L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.5

Conveyance and Transfer Agreement, dated September 11, 2003, between Genesis Health Ventures of Wilkes-Barre, Inc., Genesis Healthcare Corporation and ET Sub-Riverview Ridge Limited Partnership, L.L.P.

Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.6	Conveyance and Transfer Agreement, dated September 11, 2003, between Geriatric and Medical Services, Inc., Genesis Healthcare Corporation and ET Sub-Phillipsburg I, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.7	Conveyance and Transfer Agreement, dated September 11, 2003, between McKerley Health Care Centers, Inc., Genesis Healthcare Corporation and ET Sub-Pleasant View, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.8.1	Second Amendment to Lease Agreement (Berkshire), dated December 1, 2003, by and among ET Sub-Berkshire Limited Partnership and Assisted Living Associates of Berkshire, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.8.2	Lease Guaranty and Suretyship Agreement (Berkshire), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Berkshire Limited Partnership.	Incorporated by reference to Exhibit 10.6.8.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.5.9.1	Third Amendment to Lease Agreement (Lehigh), dated December 1, 2003, by and among ET Sub-Lehigh Limited Partnership and Assisted Living Associates of Lehigh, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.9.2	Lease Guaranty and Suretyship Agreement (Lehigh), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lehigh Limited Partnership.	Incorporated by reference to Exhibit 10.6.9.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.5.10.1	Second Amendment to Lease Agreement (Sanatoga), dated October 29, 2003, by and among ET Sub-Sanatoga Limited Partnership and Assisted Living Associates of Sanatoga, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.10.2	Lease Guaranty and Suretyship Agreement (Sanatoga), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Sanatoga Limited Partnership.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.11.1	Second Amendment to Lease Agreement (Heritage Woods), dated October 29, 2003, by and among ET Sub-Heritage Woods, L.L.C. and Genesis Health Ventures of Massachusetts.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.11.2	Lease Guaranty and Suretyship Agreement (Heritage Woods), dated October 29, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Heritage Woods, LLC.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description of Document	Location of Document

10.5.12.1	Third Amendment to Lease Agreement (Highgate), dated December 1, 2003, by and among ET Sub-Highgate, L.P. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.12.2	Lease Guaranty and Suretyship Agreement (Highgate), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Highgate, L.P.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.13.1	Second Amendment to Lease Agreement (Lopatcong), dated December 1, 2003, by and among ET Sub-Lopatcong, L.L.C. and Geriatric and Medical Services, Inc.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5.13.2	Lease Guaranty and Suretyship Agreement (Lopatcong), dated December 1, 2003, by Genesis Healthcare Corporation in favor of ET Sub-Lopatcong, L.L.C.	Incorporated by reference to Exhibit 10.31 to ElderTrust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6.1

Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender, and the lenders identified therein.

Incorporated by reference to Exhibit 10.1 to Ventas’s Current Report on Form 8-K filed on May 2, 2006.

10.6.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.6.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Current Report on Form 8-K, filed on August 1, 2007.

10.6.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, the Additional Borrowers, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to Ventas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

21	Subsidiaries of ElderTrust Operating Limited Partnership.	Filed herewith.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

23.2	Consent of KPMG LLP as it relates to FC-GEN Acquisition Holding, LLC	Filed herewith.

31.1	Certification of Debra A. Cafaro, President and Chief Executive Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Chief Financial Officer of ElderTrust, general partner of ElderTrust Operating Limited Partnership, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

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

Filed herewith.

99.1	Financial Statements of FC-GEN Acquisition Holding, LLC, parent company of Genesis HealthCare Corporation	Filed herewith.